Form 10-Q
period 2013-03-31
KID BRANDS, INC
filed 2013-05-20
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 20, 2013 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	21,870,316

KID BRANDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$434	$318
Restricted cash	1,233	2,654
Accounts receivable- trade, less allowances of $4,377 in 2013 and $5,807 in 2012	41,139	42,079
Inventories, net	32,834	39,953
Prepaid expenses and other current assets	3,102	2,866
Income tax receivable	707	803
Deferred income taxes, net	53	53

Total current assets	79,502	88,726
Property, plant and equipment, net	5,635	5,481
Intangible assets	43,867	44,287
Note receivable, net allowance of $14,955 in 2013 and 2012	—	—
Other assets	2,292	2,400

Total assets	$131,296	$140,894

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$52,131	$57,527
Accounts payable	12,594	16,156
Accrued expenses	28,177	28,521
Deferred income taxes	87	87
Income taxes payable	323	320

Total current liabilities	93,312	102,611
Income taxes payable	81	81
Deferred income taxes	812	725
Other long-term liabilities	596	615

Total liabilities	94,801	104,032

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at March 31, 2013 and December 31, 2012	2,674	2,674
Additional paid-in capital	88,522	88,587
Retained earnings	39,630	40,613
Accumulated other comprehensive income	600	459
Treasury stock, at cost 4,857,464 and 4,885,064 shares at March 31, 2013 and December 31, 2012, respectively	(94,931)	(95,471)

Total shareholders’ equity	36,495	36,862

Total liabilities and shareholders’ equity	$131,296	$140,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net sales	$51,439	$55,228
Cost of sales	37,047	40,019

Gross profit	14,392	15,209
Selling, general and administrative expenses	13,818	15,864

Income (loss) from operations	574	(655)
Other (expense) income:
Interest expense, including amortization of deferred financing costs	(1,259)	(780)
Other, net	(261)	161

	(1,520)	(619)

(Loss) from operations before income tax provision (benefit)	(946)	(1,274)
Income tax provision (benefit)	37	(471)

Net (loss)	$(983)	$(803)

Net (loss) per share:
Basic	$(0.04)	$(0.04)

Diluted	$(0.04)	$(0.04)

Weighted average shares:
Basic	21,850,000	21,815,000

Diluted	21,850,000	21,815,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net (loss)	$(983)	$(803)
Other comprehensive income (loss):
Foreign currency translation adjustments	141	(20)

Comprehensive loss	$(842)	$(823)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(983)	$(803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	704	669
Amortization of deferred financing costs	138	107
Provision for customer allowances	4,623	5,710
Provision for inventory reserve	224	354
Share-based compensation expense	475	285
Deferred income taxes	87	(543)
Change in assets and liabilities:
Accounts receivable	(3,689)	(3,197)
Income tax receivable	96	65
Inventories	6,900	(1,398)
Prepaid expenses and other current assets	(237)	890
Other assets	10	39
Accounts payable	(3,560)	(679)
Accrued expenses	(360)	(1,661)
Income taxes payable	3	(32)

Net cash provided by (used in) operating activities	4,431	(194)

Cash flows from investing activities:
Capital expenditures	(438)	(230)

Net cash used in investing activities	(438)	(230)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	146
Repayment of long-term debt	—	(1,160)
Net borrowing (payment) revolving credit facility	(5,396)	—
Changes in restricted cash	1,421	—
Payment of deferred financing costs	(40)	—

Net cash used in financing activities	(4,015)	(1,014)

Effect of exchange rate changes on cash and cash equivalents	138	(140)

Net increase (decrease) in cash and cash equivalents	116	(1,578)
Cash and cash equivalents at beginning of period	318	2,456

Cash and cash equivalents at end of period	$434	$878

Cash paid (refunded) during the period for:
Interest	$821	$467
Income taxes (refunded) paid	$(62)	$31

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

The Company’s current operating subsidiaries consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), which are each direct or indirect wholly-owned subsidiaries of KID, and design, manufacture through third parties and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, nursery appliances, diaper bags, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years, including the recently acquired Kokopax® line of baby gear products (Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the “2012 10-K”).

Immaterial Correction

In connection with a system conversion, management determined that certain shipping and handling fees had been incorrectly classified. As a result, in this Quarterly Report on Form 10-Q, the Company has corrected the classification of $1.4 million in expenses originally classified as cost of sales in the three months ended March 31, 2012, which in accordance with the Company’s policy, should have been classified as selling general and administrative expenses.

As a result of the revisions to the unaudited Consolidated Statement of Operations for the three months ended March 31, 2012 herein, cost of sales decreased by $1.4 million and selling general and administrative expense increased by $1.4 million, for such period. The misstatements had no impact on previously reported (Loss) from Operations, (Loss) from Operations before Income Tax (Benefit), Net (Loss), or (Loss) Per Share for such period.

Subsequent Events

The Company evaluates all subsequent events prior to filing.

NOTE 2—SHAREHOLDERS’ EQUITY

Share-Based Compensation

Equity Plans

As of March 31, 2013, the Company maintained (i) its Equity Incentive Plan (the “EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008, and the 2009 ESPP was suspended for the 2012 and 2013 plan years. In addition, the Company may (and has) issued equity awards outside of the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange on the date of grant. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from zero to five years from the date of grant as provided in the relevant award agreement. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights, (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the EI Plan may, as determined by the committee administering the EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the EI Plan pursuant to a formula set forth in the EI Plan. The preceding sentence also applies to any awards outstanding on July 10, 2008, under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At March 31, 2013, 328,317 shares were available for issuance under the EI Plan. No further awards may be made under the EI Plan as of July 10, 2013.

As of March 31, 2013, an aggregate of 200,000 stock options and 597,015 stock appreciation rights (“SARs”) are outstanding that were granted as inducement awards outside the EI Plan. Of these non-Plan grants, the 200,000 stock options vested in full upon issuance, and if unexercised (unless terminated earlier) generally expire on March 15, 2023, and the SARs vest ratably over a five year period (commencing on the first anniversary of the date of grant), and if unexercised (unless terminated earlier), generally expire on September 14, 2022.

The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At March 31, 2013, 6,663 shares were available for issuance under the 2009 ESPP. As noted above, the 2009 ESPP has been suspended for the 2012 and 2013 plan years and such remaining shares have been deregistered.

Impact on Net (Loss)

The components of share-based compensation expense follow (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock option expense	$231	$66
Restricted stock expense	—	9
Restricted stock unit expense	60	52
SAR expense	195	158

Total share-based payment expense	$486	$285

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three months ended March 31, 2013 or 2012. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.

The fair value of stock options and stock appreciation rights (SARs) granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton option pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term. Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.

Stock Options

Stock options are rights to purchase KID’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange on the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Non-Qualified Stock Options (stock options which are not Incentive Stock Options). Stock options are accounted for at fair value at the date of grant in the consolidated statement of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used to estimate the fair value of the stock options granted during the three months ended March 31, 2013 were as follows (no stock options were granted during the three months ended March 31, 2012):

Three Months Ended March 31, 2013
Dividend yield	—%
Risk-free interest rate	0.84%
Volatility	73.10%
Expected term (years)	4.0
Weighted-average fair value of stock options granted	$0.82

As of March 31, 2013, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.2 million, and is expected to be recognized over a weighted-average period of 3.2 years.

Activity regarding outstanding stock options for the three months ended March 31, 2013 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2012	415,575	$12.41
Options Granted	400,000	$1.51
Options Forfeited/Cancelled*	(8,900)	$16.77

Options Outstanding as of March 31, 2013	806,675	$6.96

Option price range March 31, 2013	$1.51 - 34.05

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding stock options was $16,000 and $0 at March 31, 2013 and December 31, 2012, respectively. The aggregate intrinsic value is the total pretax value of in-the-money stock options, which is the difference between the fair value at the measurement date and the exercise price of each stock option. No stock options were exercised during the three months ended March 31, 2013 and 2012, respectively.

A summary of the Company’s unvested stock options at March 31, 2013 and changes during the three months ended March 31, 2013 is as follows:

	Options	Weighted Average Grant Date Fair Value
Unvested stock options
Unvested at December 31, 2012	45,000	$3.90
Granted	400,000	$0.82
Vested	(250,000)	$0.82
Forfeited/cancelled*	—	$—

Unvested stock options at March 31, 2013	195,000	$1.53

*	See disclosure below regarding forfeitures.

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

During the three months ended March 31, 2013 and 2012, respectively, there were no shares of restricted stock issued under the EI Plan or otherwise. At March 31, 2013 and December 31, 2012, there were no shares of unvested restricted stock outstanding. Restricted stock grants had vesting periods of five years, with fair values (per share) at date of grant. Compensation expense was determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock on the date of grant.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units

A Restricted Stock Unit (“RSU”) is a notional account representing a participant’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs issued under the EI Plan vest (and will be settled) ratably over a 5-year period commencing from the date of grant and are equity classified in the consolidated balance sheets. There were 0 and 102,250 RSUs issued to employees of the Company during the three months ended March 31, 2013 and 2012, respectively.

The fair value of each RSU grant is estimated on the grant date. The fair value is set using the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.

A summary of the Company’s unvested RSUs at March 31, 2013 and changes during the three months ended March 31, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2012	193,250	$3.96
Granted	—	$—
Vested	(27,600)	$3.92
Forfeited/cancelled*	(14,450)	$3.81

Unvested at March 31, 2013	151,200	$3.99

*	See disclosure below regarding forfeitures.

As of March 31, 2013, there was approximately $0.5 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Stock Appreciation Rights

A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee (other than with respect to 600,000 cash SARs granted to our current President and CEO discussed below), in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. There were 700,000 and 306,750 SARs granted during the three months ended March 31, 2013 and 2012, respectively. SARs are accounted for at fair value at the date of grant in the consolidated statement of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets, with the exception of 600,000 SARs issued to our President and CEO on March 15, 2013, which may only be settled for cash (unless they are converted to stock options in accordance with their terms, on a one-for-one basis, to the extent approval for such conversion is obtained from the Company’s shareholders at the next Annual Meeting of Shareholders), and are classified as a short-term liability on the consolidated balance sheets. Until such time, if ever, that our shareholders approve the conversion of such cash SARs to options, the fair value of this award will be recalculated each quarter until settled based upon its fair value at each balance sheet date. To the extent approval for such conversion is obtained, the stock options will be equity classified. There were no SARs exercised in the three months ended March 31, 2013 and 2012, respectively. There were 106,775 and 53,050 SARs vested during the three months ended March 31, 2013 and 2012, respectively.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used to estimate the fair value of the SARs granted during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Dividend yield	—%	—%
Risk-free interest rate	0.84%	0.90%
Volatility	75.6%	85.0%
Expected term (years)	4.1	5.0
Weighted-average fair value of SARs granted	$0.85	$2.02

Activity regarding outstanding SARs for the three months ended March 31, 2013 is as follows:

	All SARs Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2012	1,521,385	$3.38
SARs Granted	700,000	$1.51
SARs Exercised	—	—
SARs Forfeited/Cancelled*	(67,330)	$4.59

SARs Outstanding as of March 31, 2013	2,154,055	$2.73

SAR price range at March 31, 2013	$1.34–8.50

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding SARs at March 31, 2013 and December 31, 2012 was $164,438 and $136,348, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR.

A summary of the Company’s unvested SARs at March 31, 2013 and changes during the three months ended March 31, 2013 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value Per Share
Unvested at December 31, 2012	1,265,645	$1.94
Granted	700,000	$0.85
Vested	(106,775)	$2.18
Forfeited*	(44,930)	$2.45

Unvested at March 31, 2013	1,813,940	$1.49

*	See disclosure below regarding forfeitures.

As of March 31, 2013, there was approximately $2.3 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 3.2 years.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

Under the 2009 ESPP (until its suspension for the 2012 and 2013 plan years), eligible employees were provided the opportunity to purchase KID’s Common Stock at a discount. Pursuant to the 2009 ESPP, options were granted to participants as of the first trading day of each plan year, which is the calendar year, and were exercised as of the last trading day of each plan year, to purchase from KID the number of shares of Common Stock that could have been purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year (through 2011), an eligible employee could elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee had the right to purchase Common Stock under the 2009 ESPP that had a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price was the lesser of 85% of the closing market price of KID’s Common Stock on either the first trading day or the last trading day of the plan year. If an employee did not elect to exercise his or her option, the total amount credited to his or her account during that plan year was returned to such employee without interest, and his or her option expired. At March 31, 2013 and December 31, 2012, 6,663 shares were available for issuance under the 2009 ESPP. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013, and deregistered such remaining shares.

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

The weighted average common shares outstanding included in the computation of basic and diluted net loss per share is set forth below (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding-Basic	21,850	21,815
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	—	—

Weighted average common shares outstanding assuming dilution	21,850	21,815

The computation of diluted net loss per common share for the three months ended March 31, 2013 and March 31, 2012 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 2.0 million and 1.3 million shares of common stock, respectively, because their inclusion would have been anti-dilutive due to the net loss incurred during such periods.

NOTE 4 — DEBT

Credit Agreement

On December 21, 2012, the Company, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with the Company, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The obligations of the Borrowers under the Credit Agreement are joint and several. All of the Company’s indebtedness for borrowed money under the Credit Agreement is classified as short term debt. The Credit Agreement was amended on each of April 16, 2013 and May 16, 2013. The April 2013 amendment amended the definition of Adjusted EBITDA for purposes of determining compliance with applicable financial covenants. The May 2013 amendment, among other things: (i) instituted quarterly (as opposed to the previous monthly) testing of the Adjusted EBITDA covenant, unless and until specified trigger events occur (in which case monthly testing will resume); (ii) lowered the minimum Adjusted EBITDA required pursuant to such covenant for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) amended the definition of Adjusted EBITDA to increase the amount of certain permissible add-backs to net income in the calculation thereof, in each case as of April 1, 2013. Each such amendment to the Credit Agreement is described in detail below.

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

At March 31, 2013, an aggregate of $52.1 million was borrowed under the Credit Agreement ($33.4 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At December 31, 2012, an aggregate of $57.5 million was borrowed under the Credit Agreement ($38.8 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At March 31, 2013 and December 31, 2012, revolving loan availability was $10.7 million and $11.4 million, respectively.

Loans under the Credit Agreement bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates would increase by 3.50% per annum. The weighted average interest rates for the outstanding loans under the Credit Agreement as of March 31, 2013 and December 31, 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver.

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

The Borrowers may in their discretion terminate or permanently reduce the commitments under the Tranche A Revolver or the Tranche A-1 Revolver, provided that the Borrowers may not reduce the commitments under the Tranche A-1 Revolver to less than $15.0 million while commitments under the Tranche A Revolver remain outstanding, and if the commitments under the Tranche A Revolver are terminated or reduced to zero, the commitments under the Tranche A-1 Revolver will be automatically terminated. In the event of such permanent reduction (or in the event of any termination of the commitments prior to the Maturity Date), the Borrowers shall pay to the Agent for the benefit of the Lenders or as otherwise determined by the Agent, a termination fee in the amount of: (i) 2.0% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated prior to the first anniversary of the closing date of the Credit Agreement (the “First Anniversary”); (ii) 1.5% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated on or after the First Anniversary but prior to the second anniversary of such closing date (the “Second Anniversary”); and (iii) 0.50% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated on or after the Second Anniversary, provided that the Borrowers may permanently reduce the commitments under the Tranche A-1 Revolver from time to time to no less than $15.0 million without the incurrence of any premium, penalty or fee, so long as no event of default has occurred and is continuing.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the Credit Agreement, the Company is subject to a minimum Adjusted EBITDA covenant (defined below), based on a trailing twelve-month period ending on the applicable testing date, and commencing March 31, 2013, a minimum consolidated Fixed Charge Coverage Ratio (defined below) of 1.1:1.0 (the “Financial Covenants”).

As has been previously disclosed, in March 2013, a large customer of ours deducted approximately $900,000 from its payment of outstanding amounts due (the “Deduction”). In connection with our investigation of the matter, we determined that the Deduction represented the customer’s annual accounting of product returns. The Company currently believes that a substantial portion of such claim is without merit or can be offset against other amounts owed to us by, or credited to, such customer. As a result, no amount in excess of our previously accrued 2012 product return reserve for this customer was recorded for the period ended December 31, 2012, and no additional amounts were accrued with respect to the Deduction as of March 31, 2013. Although the Company believes that this matter can be successfully resolved without recording any additional material amounts, there can be no assurance that this will be the case. As the matter had not been resolved (and remains pending), the Borrowers and the Agent under the Credit Agreement executed a First Amendment to Credit Agreement (“Amendment No. 1”), to amend the definition of Adjusted EBITDA for purposes of determining compliance with the financial covenants under the Credit Agreement, commencing with the month ended December 31, 2012 through April 30, 2014, to include an additional add-back to net income for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the Deduction, up to a maximum aggregate amount of $600,000 (an “Excess Accrual”). The Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 1, and will pay an additional $50,000 if and when the Borrowers first use the amount of any Excess Accrual as an add-back to net income in determining compliance with the financial covenants as permitted by Amendment No. 1.

Under the original terms of the Credit Agreement, the Adjusted EBITDA covenant was tested on a monthly basis, for the trailing twelve-month period ending on the last day of each month. As of March 31, 2013, the Company was in compliance with all Financial Covenants in the Credit Agreement. However, the Company believed that it would be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended April 30, 2013 and, potentially, certain future monthly testing periods. The Company believes that quarterly covenant testing is more appropriate due to monthly sales fluctuations often experienced by the Company in the conduct of its business. Accordingly, the Borrowers and the Agent executed a Second Amendment to Credit Agreement (“Amendment No. 2”) on May 16, 2013, effective as of April 1, 2013. Pursuant to Amendment No. 2, among other things: (i) the Adjusted EBITDA covenant will be tested on a quarterly basis, unless and until specified trigger events described below occur; (ii) the minimum Adjusted EBITDA required has been lowered for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) the definition of Adjusted EBITDA has been amended to increase the amount of certain permissible add-backs to net income in the calculation thereof (described below). Monthly testing of the Adjusted EBITDA covenant will resume in the event that the Loan Parties fail to maintain: (x) average daily availability for a trailing two month period of $9.0 million, measured on each of July 1, 2013 and August 1, 2013, and $11.0 million, measured on the first day of each month commencing September 1, 2013; or (y) a ratio of operating expenses to gross profit, tested as of the last day of each month, commencing June 30, 2013, for the year-to-date period, of not more than 105% (either of such events, a “Trigger Event”). The Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 2, and agreed to a four month increase in the Agent’s monthly monitoring fee (for an aggregate additional payment of $30,000).

Prior to Amendment No. 2, the minimum monthly consolidated Adjusted EBITDA required was as follows:

Trailing Twelve-Month Period Ending	Minimum Adjusted EBITDA
March 31, 2013	$9,516,000
April 30, 2013	$9,925,000
May 31, 2013	$9,782,000
June 30, 2013	$10,534,000
July 31, 2013	$11,811,000
August 31, 2013	$12,007,000
September 30, 2013	$12,363,000
October 31, 2013	$13,717,000
November 30, 2013	$14,411,000
December 31, 2013	$14,338,000

Subsequent to Amendment No. 2, the minimum quarterly consolidated Adjusted EBITDA required is as follows:

Trailing Twelve Month Period Ending	Minimum Adjusted EBITDA
June 30, 2013	$8,200,000
September 30, 2013	$10,900,000
December 31, 2013	$14,338,000

provided, that as of the last day of each month ending after any Trigger Event is first determined to have occurred, the Adjusted EBITDA covenant will be tested monthly (in accordance with the minimum Adjusted EBITDA requirements set forth below), for the trailing twelve month period ending on the last day of each applicable month:

Trailing Twelve Month Period Ending	Minimum Adjusted EBITDA
June 30, 2013	$8,200,000
July 31, 2013	$9,000,000
August 31, 2013	$9,700,000
September 30, 2013	$10,900,000
October 31, 2013	$12,800,000
November 30, 2013	$14,300,000
December 31, 2013	$14,338,000

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and provided further, that, for trailing twelve month periods ending after December 31, 2013, the Agent will set the minimum Adjusted EBITDA covenant levels based on those included in the relevant annual business plan required to be provided to the Agent, using a comparable methodology to that used to establish Adjusted EBITDA requirements for 2013, including a set-back at least equal to the original minimum set-back used to establish Adjusted EBITDA requirements upon execution of the Credit Agreement in December 2012. The Adjusted EBITDA covenant will continue to be tested on a quarterly basis for periods after December 31, 2013 (unless a Trigger Event is determined to have occurred, in which case monthly testing will resume). Notwithstanding the foregoing, if no additional Trigger Event is determined to have occurred during the 6-month period after a previous determination that a Trigger Event has occurred, and so long as no event of default has occurred and is continuing, quarterly testing will again commence until the next determination that a Trigger Event has occurred (in which case monthly testing will again resume).

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

Adjusted EBITDA is defined as an amount equal to the Company’s Consolidated Net Income for the most recently completed trailing twelve-month period (from the date of determination), plus: (a) the following to the extent deducted in calculating such Consolidated Net Income: (i) specified consolidated interest charges; (ii) the provision for income taxes; (iii) depreciation and amortization expense; (iv) other non-recurring non-cash expenses reducing such Consolidated Net Income for such period (such expenses will be deducted from Adjusted EBITDA during the period when paid in cash); (v) (a) all Duty Amounts accrued or expensed, (b) the amount of any earnout consideration paid by LaJobi in connection with the Company’s purchase of the LaJobi assets in April 2008 (“LaJobi Earnout Consideration”), and (c) fees and expenses incurred by the Borrowers in connection with any investigations of the Duty Amounts and Duty Events, in an aggregate amount under clauses (a), (b) and (c) not to exceed the sum, for all periods, of (x) $14,855,000 less (y) the amount of LaJobi Earnout Consideration, if any, paid by LaJobi other than in accordance with the terms of the Credit Agreement and/or to the extent not deducted in determining Consolidated Net Income; (vi) professional fees and expenses incurred after July 1, 2012 in an aggregate amount not to exceed $2.75 million (this limit was $2.0 million prior to the execution of Amendment No. 2) through December 31, 2013 plus, in each case, all reasonable and necessary fees and expenses of Alix Partners in an aggregate amount not to exceed $0.75 million; (vii) restructuring and severance costs in an amount not to exceed $2.0 million, and such additional amounts as are approved by the Agent in its discretion (this limit was $1.0 million prior to the execution of Amendment No. 2); (viii) expenses arising as a result of the recall of specified products, in an aggregate amount not to exceed $0.6 million; (ix) actual costs incurred as a result of the wind-down of the Borrowers’ operations in the United Kingdom, in an aggregate amount not to exceed $0.1 million; (x) if expensed, reasonable costs, expenses and fees incurred in connection with the Credit Agreement in an aggregate amount not to exceed $0.5 million; (xi) to the extent included in the Company’s business plan or otherwise acceptable to the Agent, non-cash stock-based compensation expenses; and (xii) for purposes of calculating the financial covenants set forth in Section 7.15, if required to be expensed or accrued during any period commencing with the month ended December 31, 2012 through and including April 30, 2014 (in addition to related reserves recorded as of the date of execution of Amendment No. 1), the net amount of the deductions from invoices to a large customer of the Company as reported to the Agent by KID prior to the date of execution of Amendment No. 1 in an aggregate amount not to exceed $600,000, minus (b) the following to the extent included in calculating such Consolidated Net Income: (i) income tax credits and (ii) all non-cash items increasing Consolidated Net Income (in each case by the Company and its subsidiaries for such period).

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

The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events, required compliance certificates, and certificates from the Company’s independent auditors. As a result of the delay in filing the 2012 10-K, the Company was not in compliance with a covenant under the Credit Agreement that required the delivery of financial statements for 2012 within 90 days of the end of such fiscal year. Such noncompliance was waived by the Agent on April 2, 2013. In addition, among other restrictions, the Loan Parties (the Borrowers and guarantors, if any) and their subsidiaries (other than specified inactive subsidiaries) are prohibited from: consummating a merger or other fundamental change; paying cash dividends or distributions; purchasing or redeeming stock (including under the Company’s stock purchase plan); incurring additional debt or allowing liens to exist on their assets; making acquisitions; disposing of assets; issuing equity and consummating other transactions outside of the ordinary course of business; making specified payments and investments; engaging in transactions with affiliates; amending material contracts to the extent such amendment would result in a default or event of default or would be materially adverse to the Lenders; paying Duty Amounts; or paying any LaJobi Earnout Consideration, subject in each case to limited specified exceptions, the more significant of which are described below.

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

In order to secure the obligations of the Loan Parties under the Credit Agreement, each Borrower has pledged 100% of the equity interests of its domestic subsidiaries (other than inactive subsidiaries), including a pledge of the capital stock of each Borrower (other than the Company), as well as 65% of the equity interests of specified foreign subsidiaries, to the Agent, and has granted security interests to the Agent in substantially all of its personal property, all pursuant to a Security Agreement, dated as of December 21, 2012, by the Company and the other Borrowers and Loan Parties party thereto from time to time in favor of the Agent, as Collateral Agent. As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. has granted a mortgage for the benefit of the Agent and the Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

NOTE 5 — FAIR VALUE MEASUREMENTS

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

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). The Company has no Level 2 assets or liabilities that are measured at a fair value on a recurring basis.

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

The carrying value of the Company’s borrowings under both the Tranche A Revolver and the Tranche A-1 Revolver (defined and described in Note 4) approximates fair value because interest rates applicable thereto are variable, based on prevailing market rates.

There were no material changes to the Company’s valuation techniques during the three months ended March 31, 2013, compared to those used in prior periods.

NOTE 6 –INTANGIBLE ASSETS

As of March 31, 2013 and December 31, 2012, the components of intangible assets consist of the following (in thousands):

	Weighted Average	March 31,	December 31,
	Amortization Period	2013	2012
Sassy trade name	Indefinite life	$5,400	$5,400
Kokopax trade name *	6 years	390	403
Kokopax customer relationships *	5 years	47	49
Kids Line customer relationships	20 years	6,478	6,583
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	8,700	8,700
LaJobi customer relationships	20 years	9,525	9,684
LaJobi royalty agreements	5 years	294	403
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	1,902	1,934
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$43,867	$44,287

*	In late September of 2012, Sassy acquired substantially all of the operating assets of Kokopax, LLC, a developer and marketer of framed infant back carriers and related accessories, including sun hats and totes. Under the purchase method of accounting, the total purchase price for Kokopax has been assigned to the net tangible and intangible assets acquired based on their estimated fair values. Approximately $478,000 was assigned to certain intangible assets based on preliminary valuations performed by the Company. Accordingly, the final determination of value could result in an increase or decrease to these values in future periods. See Note 9 for information on potential earnout consideration in connection with the purchase of the Kokopax assets.

Aggregate amortization expense was approximately $420,000 and $405,000 for the three months ended March 31, 2013 and 2012, respectively.

Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). The Company’s other intangible assets with definite lives are amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2012, and no impairments were recorded in connection therewith. In accordance with applicable accounting standards, there were no triggering events warranting interim testing of any intangible assets during the three months ended March 31, 2013, and no impairments of intangible assets (either definite-lived or indefinite-lived) were recorded during such period.

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

NOTE 7 – GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK

The following tables present net sales and total assets of the Company by geographic area (in thousands):

	Three Months ended March 31,
	2013	2012
Net sales
Net domestic sales	$50,104	$52,947
Net foreign sales (Australia and United Kingdom)*	1,335	2,281

Total net sales	$51,439	$55,228

	March 31, 2013	December 31, 2012
Assets
Domestic assets	$128,074	$137,645
Foreign assets (Australia, United Kingdom and Asia)	3,222	3,249

Total assets	$131,296	$140,894

*	Excludes export sales from the United States.

In light of the unprofitability of Kids Line’s U.K. operations, the Company substantially completed the wind-down of such operations, as of December 31, 2012.

A measure of profit or loss for the three months ended March 31, 2013 and 2012 and long lived assets for March 31, 2013 and December 31, 2012 can be found in the Consolidated Statements of Operations and the Consolidated Balance Sheets, respectively.

The Company currently categorizes its sales in five product categories: Soft Good Basics, Hard Good Basics, Toys and Entertainment, Accessories and Décor and Other. Soft Good Basics includes bedding, blankets and mattresses. Hard Good Basics includes cribs and other nursery furniture, appliances, feeding items, baby gear and organizers. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012
Soft Good Basics	36.4%	38.8%
Hard Good Basics	33.5%	36.3%
Toys and Entertainment	21.0%	14.6%
Accessories and Décor	8.2%	9.0%
Other	0.9%	1.3%

Total	100.0%	100.0%

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Customers who account for a significant percentage of the Company’s gross sales are shown in the table below:

	Three months ended March 31,
	2013	2012
Toys “R” Us, Inc. and Babies “R” Us, Inc.	34.1%	32.3%
Walmart	19.3%	16.8%
Target	7.8%	7.7%

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

During the three months ended March 31, 2013, approximately 79% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”), compared to 74% for the three months ended March 31, 2012. The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 16% of such purchases for the three months ended March 31, 2013 and approximately 21% for the three months ended March 31, 2012. The five largest suppliers accounted for approximately 47% of the Company’s purchases in the aggregate for the three months ended March 31, 2013 and 49% for the three months ended March 31, 2012.

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

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as capital losses, and net operating loss carryforwards (“NOLs”). At March 31, 2013, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $400,000, including approximately $84,000 of interest and penalties.

Activity regarding the liability for unrecognized tax benefits for the three months ended March 31, 2013 is as follows:

(in thousands)
Balance at December 31, 2012	$395
Increase related to prior year tax positions	5

Balance at March 31, 2013	$400

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $319,000 within twelve months of March 31, 2013 and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance for deferred tax assets as of March 31, 2013 and December 31, 2012 was $74.1 million and $73.8 million, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company increased its valuation allowance in the amount of $50.3 million during the year ended December 31, 2012 as a result of the Company’s reduced estimates of current and future taxable income during the carry forward period, and the fact that it is in a three-year cumulative loss position. The weight of these negative factors and level of economic uncertainty in our current business supported the Company’s conclusion. Management will continue to periodically evaluate the valuation allowance and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods.

The income tax provision for the three months ended March 31, 2013 was $37,000 on loss before income tax provision of $946,000. The difference between the effective tax rate of -3.9% for the three months ended March 31, 2013 and the U.S. federal tax rate of 35% was related to a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and full valuation allowance on deferred tax assets ($331,000); offset by (i) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($32,000); and (ii) an increase in the liability for unrecognized tax benefits ($5,000) as a result of additional interest being accrued. The income tax benefit for the three months ended March 31, 2012 was ($471,000) on loss before income tax benefit of $1.3 million. The difference between the effective tax rate of 37% for the three months ended March 31, 2012 and the U.S. federal tax rate of 35% primarily relates to a benefit for state tax, net of federal tax benefit ($53,000), offset by: (i) an increase in the liability for unrecognized tax benefits ($7,000) as a result of additional interest being accrued; (ii) foreign adjustments related to foreign rate differences and withholding taxes ($5,000); and (iii) the effect of permanent adjustments ($11,000).

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

NOTE 9 – LITIGATION; COMMITMENTS AND CONTINGENCIES

(a) LaJobi Anti-Dumping Duties and LaJobi Earnout Consideration

As has been previously disclosed, the Company’s LaJobi subsidiary was selected by U.S. Customs and Border Protection (“U.S. Customs”) for a “Focused Assessment” of its import practices and procedures, which commenced on January 19, 2011. In connection therewith, the Board initiated an investigation, which found instances at LaJobi in which, as a result of misconduct on the part of certain LaJobi employees, incorrect anti-dumping duties were applied on certain wooden furniture imported from vendors in the PRC, resulting in a violation of anti-dumping laws. Promptly upon becoming aware of such issues and related misconduct, the Company voluntarily disclosed its findings to the SEC on an informal basis and is cooperating with the Staff of the SEC. See “SEC Informal Investigation” in paragraph (d) below.

In connection with the forgoing, the Company estimates that it will incur aggregate costs of approximately $7.9 million (including approximately $0.9 million in interest) relating to anti-dumping duties it anticipates will be owed by LaJobi to U.S. Customs for the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through March 31, 2013 , and the Company is fully accrued for all such amounts. Of the total amount accrued as of March 31, 2013, $57,000 was recorded for anticipated interest expense in the quarter ended March 31, 2013. As a result of the previously-disclosed restatement of certain prior period financial statements (the “Restatement”), these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated anti-dumping duty payment requirements (and related interest) as of such date in the quarter and year ended December 31, 2010, the period of discovery (the “Original Accrual”), and recorded additional interest expense on such aggregate amount in subsequent quarterly periods.

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

As has been previously disclosed, the Company received a letter on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15.0 million, and a letter from counsel to Mr. Bivona alleging that Mr. Bivona’s termination by LaJobi “for cause” violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding with respect to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother, Joseph Bivona, and the LaJobi seller. Hearings with respect to the arbitration have now substantially concluded and the parties are currently preparing post-hearing briefs and closing statements.

Because the Restatement resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi Earnout Consideration under the agreement governing the purchase of the LaJobi assets, applicable accounting standards required that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the Restatement, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi Earnout Consideration and $1.1 million in respect of a related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. While we intend to continue to vigorously defend against all of Mr. Bivona’s claims, and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the LaJobi seller could result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. See Note 4 for a description of the Company’s senior secured financing facility, including a discussion of restrictions on the ability of the Company to pay Customs duties and LaJobi earnout payment requirements, if any, and the financial covenants applicable to the Company, and see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for a discussion of the potential impact of any such payment on our compliance with such financial covenants.

(b) Customs Compliance Investigation

As has been previously disclosed, following the discovery of the matters described above with respect to LaJobi, our Board authorized a review of customs compliance practices at the Company’s non-LaJobi operating subsidiaries (the “Customs Review”). In connection therewith, instances were identified in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications of certain products imported by CoCaLo. Promptly after becoming aware of the foregoing, the Company submitted voluntary prior disclosures to U.S. Customs identifying such issues. The Board also authorized an investigation into these non-LaJobi customs matters, and did not discover evidence that would lead it to conclude that there was intentional misconduct on the part of Company personnel.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2013, the Company estimates that it will incur aggregate costs of approximately $2.6 million (including approximately $0.3 million in interest), relating to such customs duties for the years ended 2006 through 2012, and the three months ended March 31, 2013 and the Company is fully accrued for all such amounts. Of the total amount accrued as of March 31, 2013, $18,000 was recorded for anticipated interest expense in the quarter ended March 31, 2013. As a result of the Restatement, these amounts are recorded in the periods to which they relate. Previously, the Company had recorded the applicable anticipated customs duty payment requirements (and related interest) as of such date in the three and six months ended June 30, 2011 (the period of discovery), and recorded additional interest expense on such aggregate amount in the subsequent quarterly period.

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

As U.S. Customs has not yet responded to the settlement submissions, it is possible that the actual amount of duties owed for the relevant periods will be higher than the amounts determined to be owed by the Company (and accrued in connection therewith). In any event, additional interest will continue to accrue until full payment is made. In addition, it is possible that the Company may be assessed by U.S. Customs a penalty of up to 100% of such duty owed, as well as possibly being subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount determined by U.S. Customs to be owed, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any, in connection therewith. The Company continues to work closely with U.S. Customs to address issues relating to incorrect duties.

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

On September 26, 2011, the lead plaintiff filed an amended complaint, which was dismissed without prejudice on March 7, 2012. On May 7, 2012, the lead plaintiff filed a second amended complaint that named the Company, Bruce G. Crain, Guy A. Paglinco, and Raphael Benaroya as defendants. The second amended complaint repeated the same claims for relief and many of the allegations of the previous complaints in the action, but contained new allegations that, among other things, the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding custom law violations and safety violations regarding certain of its products. The relief demanded and the class period were each the same as in the first amended complaint.

All of the defendants in the Putative Class Action filed motions to dismiss the second amended complaint on June 29, 2012. On October 17, 2012, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss such complaint with prejudice. On November 14, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit from the judgment of the U.S. District Court, which appeal is currently pending.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On July 25, 2011, the individual Defendants and nominal defendant KID moved to dismiss the complaint pursuant to Federal Rules of Civil Procedure 12(b) (6) and 23.1. On October 24, 2011, the Court granted Defendants’ motion to dismiss without prejudice with leave for plaintiff to amend the complaint.

On November 23, 2011, Roseville sent a letter to KID demanding to inspect certain books and records of the Company pursuant to New Jersey state law. On April 28, 2012, Roseville filed a motion to compel inspection of documents beyond those previously provided by the Company. On November 8, 2012, the Court issued an Order granting Roseville’s request in part and denying the request in part. The Order provided that any non-privileged documents that were responsive to the narrow scope of the inspection permitted by the Order be produced by the Company on December 3, 2012. The Company produced such documentation on December 3, 2012; however, Roseville has retained certain purported objections to the December 3, 2012 inspection, which the Company disputes. Some of the objections were overruled by the Court on February 5, 2013. The remaining issues were submitted to the Court on February 21, 2013. Roseville’s time to amend its complaint has been extended by the Court until the issues raised by the books and records inspection are resolved.

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

(d) SEC Informal Investigation

The Company voluntarily disclosed to the SEC the findings of its internal investigation of LaJobi’s customs practices, as well as certain previously-disclosed Asia staffing matters. On June 20, 2011, the Company received a letter from the SEC indicating that the Staff was conducting an informal investigation and requesting that the Company provide certain documents on a voluntary basis. Subsequent thereto, the Company voluntarily disclosed to the SEC the existence of the Customs Review and related investigation. The Company believes that it has fully cooperated, and will continue to fully cooperate, with the SEC. The Company is currently unable to predict the duration, resources required or outcome of the investigation or the impact such investigation may have on the Company’s financial condition or results of operations.

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

(g) Australia Distributorship Dispute

In November 2009, a complaint was filed in the United States District Court for the Northern District of Illinois, encaptioned Sahai Pty. Ltd. (“Sahai”) v. Sassy, Inc. (the “Australia Action”). The plaintiff claims that Sassy breached the distribution agreement previously entered into between the parties by wrongfully terminating plaintiff’s distributorship following plaintiff’s failure to achieve the minimum sales requirements included in the distribution agreement. Plaintiff seeks damages of approximately $2.0 million. In November and December 2012, the Australia Action was tried before a jury, and a mistrial was declared when the jury failed to reach a unanimous verdict. A new trial was scheduled to commence on May 6, 2013.

Effective April 16, 2013, the parties agreed to settle their dispute and dismiss their respective claims in order to avoid the expense, distraction and unpredictability of further litigation. In connection therewith, the parties entered into a Settlement Agreement and related Distribution Agreement, pursuant to which, among other things: (i) Sahai was appointed as Sassy’s distributor in Australia and New Zealand for a two year term; (ii) Sassy agreed to pay to Sahai $375,000 (Australian dollars), or approximately U.S. $387,000, which amount has been paid; (iii) Sassy agreed to accept the return of up to $250,000 (Australian dollars), or approximately U.S. $258,000, of existing Sassy product inventory in Sahai’s possession and, in exchange therefor, to provide to Sahai a credit against new inventory purchases in an equivalent amount; (iv) Sassy agreed to make available a marketing fund contribution of up to $100,000 (Australian dollars), or approximately U.S. $103,000, to reimburse Sahai for pre-approved marketing and promotional activities in connection with the sale of Sassy products; and (v) the parties agreed to dismiss with prejudice the Australia Action and to release each other from all claims.

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

(k) Purchase Commitments

The Company has approximately $25.8 million in outstanding purchase commitments at March 31, 2013, consisting primarily of purchase orders for inventory.

(l) License and Distribution Agreements

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Although the Company does not believe its business is dependent on any single license, the LaJobi Graco® license (which expires on December 31, 2013, subject to renewals) and the Kids Line Carter’s® license are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the last three years. Although the Carter’s® license expired on December 31, 2012, the parties are continuing to operate under the license and are negotiating a renewal agreement, although there can be no assurance that any such renewal will be consummated. In addition, the Serta® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which expires on December 31, 2014) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case for the last three years. While historically the Company has been able to renew the license agreements that it wishes to continue on terms acceptable to it, there can be no assurance that this will be the case, and the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on the Company’s results of operations. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The aggregate amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $15.4 million, of which approximately $4.8 million remained unpaid at March 31, 2013. Royalty expense for the three months ended March 31, 2013, and 2012 was $2.4 million and $2.1 million, respectively.

(m) Letters of Credit

As of March 31, 2013, the Company had obligations under certain letters of credit that require the Company to make payments to parties aggregating $50,000 upon the occurrence of specified events.

NOTE 10 – RELATED PARTY TRANSACTIONS

Effective September 12, 2012, Renee Pepys Lowe was appointed to the position of President of Kids Line and CoCaLo. CoCaLo contracts for warehousing and distribution services from a company that is managed by Ms. Lowe’s spouse. For the three months ended March 31, 2013 and 2012, CoCaLo paid approximately $0.4 million and $0.6 million, respectively to such company for these services.

From September 12, 2011 through March 13, 2013, Mr. Benaroya served as interim Executive Chairman and acting Chief Executive Officer of the Company pursuant to an agreement between the Company and RB, Inc., a Delaware corporation wholly-owned by Mr. Benaroya (the “Interim Agreement”), which provided for the full-time services of Mr. Benaroya for a fee of $100,000 per calendar month during its term. Notwithstanding the stated contractual amount, commencing as of September 2012, RB, Inc. advised the Company to reduce the fee to $75,000 per calendar month. Mr. Benaroya was not paid directors’ fees during the term of his engagement as interim Executive Chairman, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. The Interim Agreement was terminated on March 13, 2013, in connection with the appointment of Mr. Benaroya as President and Chief Executive Officer of the Company. The Company paid $0.2 million and $0.3 million to RB, Inc. for the services of Mr. Benaroya pursuant to the Interim Agreement for the three months ended March 31, 2013 and 2012, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all applicable accounting pronouncements in effect as of March 31, 2013, and does not believe that there are any other new accounting pronouncements or changes in accounting pronouncements issued during the three months ended March 31, 2013, that might have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the “2012 10-K”), including the consolidated financial statements and notes thereto.

OVERVIEW

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four wholly-owned operating subsidiaries – Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) – we design, manufacture through third parties, and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, nursery appliances, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years, including the recently acquired Kokopax® line of baby gear (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to retailers in North America and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries.

We generated net sales of approximately $51.4 million in the three months ended March 31, 2013. International sales, defined as sales outside of the United States, including export sales, constituted 9.8% and 11.9% of our net sales for the three months ended March 31, 2013 and 2012, respectively.

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

Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses for these manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as occurred in past periods, or higher rates of inflation in the country of origin, would increase our expenses, and therefore, adversely affects our profitability. Conversely, a small portion of our revenues are generated by an Australian subsidiary of Kids Line, and are denominated primarily in its local currency. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes. See Item 1A, Risk Factors — “Currency exchange rate fluctuations could increase our expenses” of the 2012 10-K.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. The costs of warehousing, outbound handling costs and outbound shipping costs were $3.2 million and $3.1 million, for the three months ended March 31, 2013 and 2012, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers. See Note 1 of the Notes to Unaudited Consolidated Financial Statements for a discussion of the correction in this Quarterly Report on Form 10-Q of an immaterial misclassification of certain expenses, which were originally classified as cost of sales, but have been reclassified as selling, general and administrative expenses for the quarter ended March 31, 2012.

If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) an increasing shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory, secure new product placements; and (iii) other increased costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above. In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have adversely affected gross margins and net income for specified periods. As the customs matters have not been concluded, however, it is possible that the actual amount of duty owed for the relevant periods will be higher than currently accrued amounts, and in any event, additional interest will continue to accrue until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accruals recorded will adversely affect our gross margin and net income for the period(s) in which such amounts are recorded and could have a material adverse affect on our results of operations. See Note 9 of Notes to the Unaudited Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters.

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

Credit Agreement Refinancing and Amendments

On December 21, 2012, KID and specified domestic subsidiaries executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. Proceeds of the Credit Agreement were used to pay off in full all amounts outstanding under the Company’s prior credit facility. For a detailed description of the Credit Agreement, see “Liquidity and Capital Resources — Debt Financing” below.

As has been previously disclosed, in March 2013, a large customer of ours deducted approximately $900,000 from its payment of outstanding amounts due (the “Deduction”). In connection with our investigation of the matter, we determined that the Deduction represented the customer’s annual accounting of product returns. The Company currently believes that a substantial portion of such claim is without merit or can be offset against other amounts owed to us by, or credited to, such customer. As a result, no amount in excess of our previously accrued 2012 product return reserve for this customer was recorded for the period ended December 31, 2012, and no additional amounts were accrued with respect to the Deduction as of March 31, 2013. Although the Company believes that this matter can be successfully resolved without recording any additional material amounts, there can be no assurance that this will be the case. As the matter had not been resolved (and remains pending), on April 16, 2013, the Company and the Agent under the Credit Agreement executed an amendment thereto, to amend the definition of Adjusted EBITDA for purposes of determining compliance with the financial covenants in the Credit Agreement to include an additional add-back to net income, for past periods through April 2014, for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the Deduction, up to a maximum aggregate amount of $600,000.

As of March 31, 2013, the Company was in compliance with all applicable financial covenants under the amended Credit Agreement. However, the Company believed that it would be unlikely to remain in compliance with its Adjusted EBITDA covenant for the month ended April 30, 2013 and, potentially, certain future monthly testing periods. In connection therewith, the Borrowers and the Agent thereunder executed a Second Amendment to Credit Agreement (“Amendment No. 2”) on May 16, 2013, effective as of April 1, 2013. Pursuant to Amendment No. 2, among other things: (i) the Adjusted EBITDA covenant will be tested on a quarterly basis (instead of monthly), unless and until specified trigger events occur (in which case monthly testing will resume); (ii) the minimum Adjusted EBITDA required has been lowered for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) the definition of Adjusted EBITDA has been amended to increase the amount of certain permissible add-backs to net income in the calculation thereof.

For a detailed description of these amendments to the Credit Agreement, see Note 4 of the Notes to Unaudited Consolidated Financial Statements and “Liquidity and Capital Resources — Debt Financing” below.

NYSE Notification

Our common stock is currently listed on the New York Stock Exchange (NYSE). On December 14, 2012, the NYSE notified the Company that we had fallen below the continued listing standard that requires average market capitalization to not fall below $50.0 million for a 30 trading-day period or total stockholders’ equity of at least $50.0 million. The Company fell below such standard primarily as a result of the previously disclosed $45.0 million increase in the Company’s non-cash valuation allowance for deferred tax assets recorded during the quarter ended September 30, 2012, which reduced the Company’s stockholders’ equity to $40.5 million (the Company’s market capitalization was already below $50 million). In accordance with procedures of the NYSE, we timely submitted to the NYSE a plan that we believe demonstrates our ability to attain compliance, within 18 months, with the continued listing standards of the NYSE. This plan was accepted by the NYSE on March 14, 2013. As a result, our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and quarterly review by the NYSE staff for compliance with this plan. If we do not make progress consistent with the plan during the plan period, we will be subject to delisting proceedings. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline or become more volatile. Delisting could also make it more difficult for us to raise additional capital.

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

General Economic Conditions as they Impact Our Business

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty, such as the recession experienced in 2008 and much of 2009, can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence, which we believe has resulted in lower birth rates. In addition, there has been a continuing shift in the channels from which consumers purchase goods, including from brick-and-mortar stores to online venues, and our business will be affected by our ability to adapt to such changes in an efficient manner. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectability of cash from our customers and/or (iv) increased pressure from major retailers to offer additional mark downs and other pricing accommodations. See Item 1A, “Risk Factors – The state of the economy may impact our business” of the 2012 10-K.

In addition, if internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Continued disruptions in the capital and credit markets could adversely affect our ability to draw on our revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the banks that are parties to such facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors – Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition” of the 2012 10-K.

SEGMENTS

The Company operates in one segment: the infant and juvenile business.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2013 AND 2012

As is disclosed in the 2012 10-K, in connection with the implementation of our new consolidated information technology system (described in “Liquidity and Capital Resources” below), the Company identified a misclassification of expenses relating to certain warehousing, outbound handling and outbound shipping costs in the Consolidated Statements of Operations for each of the years ending December 31, 2011 and 2010 and applicable interim periods (including interim periods in 2012). As a result, the Company has revised prior period financial statements for such periods to correct this misclassification. See Note 1, “Immaterial Correction”. With respect to the three months ended March 31, 2012, this misclassification resulted in an understatement of selling, general and administrative expenses in the amount of $1.4 million, and a corresponding overstatement of cost of sales, in the Consolidated Statement of Operations. The discussion and analysis included below is based on the revised Consolidated Statements of Operations for the three months ended March 31, 2012 included herein. The misstatements had no impact on previously reported (Loss) from Operations, (Loss) from Operations before Income Tax (Benefit), Net (Loss), or (Loss) Per Share for such period. No adjustments were required to be made to the December 31, 2012 Balance Sheet, or the Statements of Comprehensive (Loss) Income, Statements of Shareholders’ Equity, or Statements of Cash Flows for any affected period.

Net sales for the three months ended March 31, 2013 decreased 6.9% to $51.4 million, compared to $55.2 million for the three months ended March 31, 2012. This decrease was primarily the result of lower sales volume at Kids Line (16.5%) and LaJobi (11.6%), in each case due primarily to lower sales volume at certain large customers and lower international sales ($0.7 million) resulting mainly from the closure of our UK operations at the end of 2012. This decrease was partially offset by increased Sassy sales (29.2%) reflecting continued success at two large retailers. CoCaLo sales were relatively flat for the three months ended March 31, 2013 as compared to the prior year period.

Gross profit was $14.4 million, or 28.0% of net sales, for the three months ended March 31, 2013, as compared to $15.2 million, or 27.5% of net sales, for the three months ended March 31, 2012. As a percentage of net sales, gross profit margins increased primarily as a result of: (i) lower product costs ($0.4 million); (ii) lower markdowns and allowances ($0.1 million); (iii) lower inventory reserves ($0.1 million); and (iv) lower other cost of sales ($0.1 million). In absolute terms, gross profit decreased as a result of lower sales ($1.2 million) and higher royalty expense ($0.3 million), partially offset by the factors listed above that positively impacted gross margins.

Selling, general and administrative (“SG&A”) expense was $13.8 million, or 26.9% of net sales, for the three months ended March 31, 2013 as compared to $15.9 million, or 28.7% of net sales, for the three months ended March 31, 2012. SG&A expense decreased both as a percentage of sales and in absolute terms primarily as a result of: (i) decreased severance costs ($0.5 million); (ii) lower warehousing costs ($0.4 million); (iii) decreased product development costs ($0.4 million); (iv) decreased professional fees incurred in connection with previously-disclosed Customs matters, as well as related litigation and other costs (“Customs Compliance Costs”) ($0.2 million); (v) lower freight out, marketing costs, temporary help and travel costs of $0.2 million each; and (vi) the impact of other expense reduction initiatives that resulted in an aggregate additional savings of $0.3 million. These decreases were offset by increases in (a) legal fees of $0.2 million (unrelated to Customs Compliance Costs); (b) stock-based expense ($0.2 million) as a result of an inducement award granted in connection with the appointment of our President and Chief Executive Officer; and (c) recruiting fees ($0.1 million).

Other expense was $1.5 million for the three months ended March 31, 2013 as compared to $0.6 million for the three months ended March 31, 2012. This increase of approximately $0.9 million was primarily due to an increase in interest expense ($0.5 million) due to higher borrowing costs in such period compared to the same period in 2012, and an unfavorable variance in foreign currency exchange of ($0.4 million) as compared to the prior year period.

Loss before income tax provision was $0.9 million for the three months ended March 31, 2013 as compared to loss before income tax benefit of $1.3 million for the three months ended March 31, 2012, primarily as a result of the items described above.

The income tax provision for the three months ended March 31, 2013 was $37,000. The difference between the effective tax rate of -3.9% for the three months ended March 31, 2013 and the U.S. federal tax rate of 35% was related to a loss before income tax provision for which the Company did not record a benefit, due to the year-to-date loss and full valuation allowance on deferred tax assets ($331,000); offset by (i) foreign tax provisions and withholding taxes ($32,000) in a jurisdiction with year-to-date income and historical profitability; and (ii) an increase in the liability for unrecognized tax benefits ($5,000) as a result of additional interest being accrued. The income tax benefit for the three months ended March 31, 2012 was ($471,000). The difference between the effective tax rate of 37% for the three months ended March 31, 2012 and the U.S. federal tax rate of 35% primarily relates to a benefit for state tax, net of federal tax benefit ($53,000), offset by: (i) an increase in the liability for unrecognized tax benefits ($7,000) as a result of additional interest being accrued; (ii) foreign adjustments related to foreign rate differences and withholding taxes ($5,000); and (iii) the effect of permanent adjustments ($11,000).

As a result of the foregoing, net loss for the three months ended March 31, 2013 was $1.0 million, or ($0.04) per diluted share, compared to net loss of $0.8 million, or ($0.04) per diluted share, for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our senior credit facility. At March 31, 2013 and December 31, 2012, revolving loan availability under our senior credit facility was $10.7 million and $11.4 million, respectively.

As is described below under “Debt Financing”, under the original terms of the Credit Agreement, the Company was subject to, among other covenants, a minimum monthly consolidated Adjusted EBITDA covenant. As of March 31, 2013, the Company was in compliance with this covenant. However, the Company believed that it would be unlikely to remain in compliance with such covenant for the month ended April 30, 2013 and, potentially, certain future monthly testing periods. The Company believes that quarterly covenant testing is more appropriate due to monthly sales fluctuations often experienced by the Company in the conduct of its business. Accordingly, the Borrowers and the Agent thereunder executed a Second Amendment to Credit Agreement (“Amendment No. 2”) on May 16, 2013, effective as of April 1, 2013. Pursuant to Amendment No. 2, among other things: (i) the Adjusted EBITDA covenant will be tested on a quarterly basis (instead of monthly), unless and until specified trigger events occur (in which case monthly testing will resume); (ii) the minimum Adjusted EBITDA required has been lowered for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) the definition of Adjusted EBITDA has been amended to increase the amount of certain permissible add-backs to net income in the calculation thereof. See Note 4 of the Notes to Unaudited Consolidated Financial Statements for a detailed description of the terms of this amendment to the Credit Agreement.

Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our senior credit facility, are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months (including expected customs duty assessments and related interest), based on current assumptions regarding the amounts and timing of such expenditures and anticipated cash flows. Although we currently expect to remain in compliance with our current financial covenants for at least the next twelve months, based on our current expectations, any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, or any significant earnout payments, significant business or product acquisitions, or other significant unanticipated expenses or accruals (including customs duty assessments and related interest in excess of current accruals, any related penalties, unanticipated financial statement accruals, and/or unanticipated judgments in pending litigations/arbitrations) could result in a default (including of the minimum Adjusted EBITDA requirement) under our credit agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. See Note 9 to the Notes to Unaudited Consolidated Financial Statements, for a discussion, among other things, of certain pending arbitration and litigation that could materially and adversely affect the Company’s compliance with its financial covenants under its amended credit agreement, its financial condition and/or liquidity. See Item 1A – Risk Factors of the 2012 10-K –“Inability to maintain compliance with the bank covenants” and “We are currently party to litigation and other matters that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business”. See also “Debt Financing” below for conditions precedent contained in our credit agreement with respect to the payment of Customs duties or any earnout consideration, as well as the financial covenants applicable to the Company.

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

See “Recent Developments” above for a description of the Deduction made by a large customer, which Deduction may adversely impact liquidity to the extent it is not favorably resolved. See also “Debt Financing” below for a description of an amendment to our senior credit facility that specifies that any additional expense or accrual (up to an aggregate of $600,000), in the event of any unfavorable resolution of such dispute, will not trigger a default of our financial covenants under such credit facility.

See Note 7 of the Notes to Unaudited Consolidated Financial Statements for a description of the Company’s customers who account for a significant percentage of the Company’s gross sales (and the volume of business conducted with such customers) during the three months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013, the Company had cash and cash equivalents of $0.4 million compared to $0.3 million at December 31, 2012. This increase of $0.1 million primarily reflects the timing of the repayment of outstanding debt. As of March 31, 2013 and December 31, 2012, working capital was ($13.8 million) and ($13.9 million), respectively. The negative working capital reflects the classification of all outstanding debt under the Company’s current credit agreement as short-term debt (the Company’s borrowings under its prior credit agreement were classified as long-term debt).

Net cash provided by operating activities was $4.4 million during the three months ended March 31, 2013 compared to net cash used in operating activities of $0.2 million during the three months ended March 31, 2012. Operating activities reflected the net loss of $1.0 million in the first three months of 2013, as compared to net loss of $0.8 million in the first three months of 2012. Cash provided by operations for the three months ended March 31, 2013 was impacted by a net decrease in inventory of $7.1 million and a net decrease in accounts receivable of $0.9 million, primarily resulting from lower sales for the first quarter of 2013, and an increase in prepaid expenses and other current assets of $0.2 million, partially offset by a decrease from the prior year period of $3.9 million in accounts payable and accrued expenses as a result of the timing of payments.

Cash used in operations for the three months ended March 31, 2012 includes the impact of a decrease from the prior year period of $2.4 million in accounts payable and accrued expenses as a result of the timing of payments, a net increase in inventory of $1.0 million and a net decrease of $2.5 million in accounts receivable, both primarily resulting from lower sales for the first quarter of 2012 and a decrease in prepaid expenses and other current assets of $0.9 million.

Net cash used in investing activities was $0.4 million for the three months ended March 31 2013, as compared to $0.2 million for the three months ended March 31, 2012. The increase of $0.2 million was primarily due to increased capital expenditures in the three months ended March 31, 2013.

Net cash used in financing activities was $4.0 million for the three months ended March 31, 2013 as compared to net cash used in financing activities of $1.0 million for the three months ended March 31, 2012. The cash used during the three months ended March 31, 2013 primarily reflects repayment of debt under the Company’s current credit agreement and the cash used for the three months ended March 31, 2012 primarily reflects borrowings under the Company’s prior credit agreement.

Debt Financing

On December 21, 2012 (amended as of April 16, 2013 as described below), the Company, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with the Company, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The obligations of the Borrowers under the Credit Agreement are joint and several. All of the Company’s indebtedness for borrowed money under the Credit Agreement is classified as short term debt.

The Credit Agreement was amended on each of April 16, 2013 and May 16, 2013. The April 2013 amendment amended the definition of Adjusted EBITDA for purposes of determining compliance with applicable financial covenants. The May 2013 amendment, among other things: (i) instituted quarterly (as opposed to the previous monthly) testing of the Adjusted EBITDA covenant, unless and until specified trigger events occur (in which case monthly testing will resume); (ii) lowered the minimum Adjusted EBITDA required pursuant to such covenant for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) amended the definition of Adjusted EBITDA to increase the amount of certain permissible add-backs to net income in the calculation thereof, in each case as of April 1, 2013. Each of these amendments are described in further detail below.

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

At March 31, 2013, an aggregate of $52.1 million was borrowed under the Credit Agreement ($33.4 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At December 31, 2012, an aggregate of $57.5 million was borrowed under the Credit Agreement ($38.8 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At March 31, 2013 and December 31, 2012, revolving loan availability was $10.7 million and $11.4 million, respectively.

Loans under the Credit Agreement bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates would increase by 3.50% per annum. The weighted average interest rates for the outstanding loans under the Credit Agreement as of March 31, 2013 and December 31, 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver.

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

The Borrowers may in their discretion terminate or permanently reduce the commitments under the Tranche A Revolver or the Tranche A-1 Revolver, provided that the Borrowers may not reduce the commitments under the Tranche A-1 Revolver to less than $15.0 million while commitments under the Tranche A Revolver remain outstanding, and if the commitments under the Tranche A Revolver are terminated or reduced to zero, the commitments under the Tranche A-1 Revolver will be automatically terminated. In the event of such permanent reduction (or in the event of any termination of the commitments prior to the Maturity Date), the Borrowers shall pay to the Agent for the benefit of the Lenders or as otherwise determined by the Agent, a termination fee in the amount of: (i) 2.0% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated prior to the first anniversary of the closing date of the Credit Agreement (the “First Anniversary”); (ii) 1.5% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated on or after the First Anniversary but prior to the second anniversary of such closing date (the “Second Anniversary”); and (iii) 0.50% of the amount of the commitments so reduced or outstanding at the time of termination, if reduced or terminated on or after the Second Anniversary, provided that the Borrowers may permanently reduce the commitments under the Tranche A-1 Revolver from time to time to no less than $15.0 million without the incurrence of any premium, penalty or fee, so long as no event of default has occurred and is continuing.

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

Under the Credit Agreement, the Company is subject to a minimum Adjusted EBITDA covenant based on a trailing twelve-month period ending on the applicable testing date, and commencing March 31, 2013, a minimum consolidated Fixed Charge Coverage Ratio of 1.1:1.0 (the “Financial Covenants”).

As has been previously disclosed, in March 2013, a large customer of ours deducted approximately $900,000 from its payment of outstanding amounts due (the “Deduction”). In connection with our investigation of the matter, we determined that the Deduction represented the customer’s annual accounting of product returns. The Company currently believes that a substantial portion of such claim is without merit or can be offset against other amounts owed to us by, or credited to, such customer. As a result, no amount in excess of our previously accrued 2012 product return reserve for this customer was recorded for the period ended December 31, 2012, and no additional amounts were accrued with respect to the Deduction as of March 31, 2013. Although the Company believes that this matter can be successfully resolved without recording any additional material amounts, there can be no assurance that this will be the case. As the matter had not been resolved (and remains pending), the Borrowers and the Agent under the Credit Agreement executed a First Amendment to Credit Agreement (“Amendment No. 1”), to amend the definition of Adjusted EBITDA for purposes of determining compliance with the financial covenants under the Credit Agreement, commencing with the month ended December 31, 2012 through April 30, 2014, to include an additional add-back to net income for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the Deduction, up to a maximum aggregate amount of $600,000 (an “Excess Accrual”). The Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 1, and will pay an additional $50,000 if and when the Borrowers first use the amount of any Excess Accrual as an add-back to net income in determining compliance with the financial covenants as permitted by Amendment No. 1.

Under the original terms of the Credit Agreement, the Adjusted EBITDA covenant was tested on a monthly basis, for the trailing twelve-month period ending on the last day of each month. As of March 31, 2013, the Company was in compliance with all Financial Covenants in the Credit Agreement. However, the Company believed that it would be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended April 30, 2013 and, potentially, certain future monthly testing periods. The Company believes that quarterly covenant testing is more appropriate due to monthly sales fluctuations often experienced by the Company in the conduct of its business. Accordingly, the Borrowers and the Agent executed a Second Amendment to Credit Agreement (“Amendment No. 2”) on May 16, 2013, effective as of April 1, 2013. Pursuant to Amendment No. 2, among other things: (i) the Adjusted EBITDA covenant will be tested on a quarterly basis, unless and until specified trigger events described below occur; (ii) the minimum Adjusted EBITDA required has been lowered for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) the definition of Adjusted EBITDA has been amended to increase the amount of certain permissible add-backs to net income in the calculation thereof (described in Note 4 to the Notes to Unaudited Consolidated Financial Statements). Monthly testing of the Adjusted EBITDA covenant will resume in the event that the Loan Parties fail to maintain: (x) average daily availability for a trailing two month period of $9.0 million, measured on each of July 1, 2013 and August 1, 2013, and $11.0 million, measured on the first day of each month commencing September 1, 2013; or (y) a ratio of operating expenses to gross profit, tested as of the last day of each month, commencing June 30, 2013, for the year-to-date period, of not more than 105% (either of such events, a “Trigger Event”). Notwithstanding the foregoing, if no additional Trigger Event is determined to have occurred during the 6-month period after a previous determination that a Trigger Event has occurred, and so long as no event of default has occurred and is continuing, quarterly testing will again commence until the next determination that a Trigger Event has occurred (in which case monthly testing will again resume). The Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 2, and agreed to a four month increase in the Agent’s monthly monitoring fee (for an aggregate additional payment of $30,000).

See Note 4 of the Notes to Unaudited Consolidated Financial Statements for a detailed description of when quarterly or monthly covenant testing will be applicable, as well as: (i) how each Financial Covenant is defined and calculated; and (ii) the minimum Adjusted EBITDA levels required for all applicable periods, in each case both prior and subsequent to the amendments to the Credit Agreement described above, which description is incorporated herein by reference thereto.

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

The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events, required compliance certificates, and certificates from the Company’s independent auditors. As a result of the delay in filing the 2012 10-K, the Company was not in compliance with a covenant under the Credit Agreement that required the delivery of financial statements for 2012 within 90 days of the end of such fiscal year. Such noncompliance was waived by the Agent on April 2, 2013. In addition, among other restrictions, the Loan Parties (the Borrowers and guarantors, if any) and their subsidiaries (other than specified inactive subsidiaries) are prohibited from: consummating a merger or other fundamental change; paying cash dividends or distributions; purchasing or redeeming stock (including under the Company’s stock purchase plan); incurring additional debt or allowing liens to exist on their assets; making acquisitions; disposing of assets; issuing equity and consummating other transactions outside of the ordinary course of business; making specified payments and investments; engaging in transactions with affiliates; amending material contracts to the extent such amendment would result in a default or event of default or would be materially adverse to the Lenders; paying Duty Amounts; or paying any LaJobi Earnout Consideration, subject in each case to limited specified exceptions, the more significant of which are described below.

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

In order to secure the obligations of the Loan Parties under the Credit Agreement, each Borrower has pledged 100% of the equity interests of its domestic subsidiaries (other than inactive subsidiaries), including a pledge of the capital stock of each Borrower (other than the Company), as well as 65% of the equity interests of specified foreign subsidiaries, to the Agent, and has granted security interests to the Agent in substantially all of its personal property, all pursuant to a Security Agreement, dated as of December 21, 2012, by the Company and the other Borrowers and Loan Parties party thereto from time to time in favor of the Agent, as Collateral Agent. As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. has granted a mortgage for the benefit of the Agent and the Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan.

Details with respect to the Company’s prior senior credit facility (terminated as of December 21, 2012), are set forth in Note 7 of the Notes to Consolidated Financial Statements of the 2012 10-K.

Other Events and Circumstances Pertaining to Liquidity

A discussion of, among other things: (i) the status of an arbitration proceeding initiated by Mr. Bivona with respect to the LaJobi Earnout Consideration and matters pertaining to his employment agreement with the Company, and the impact of the Restatement on such matters, including the required recordation of an approximate $11.7 million liability (with a corresponding offset to goodwill) as of December 31, 2010, and the impairment of all such goodwill as of December 31, 2011; (ii) the “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith (and a settlement submission made with respect thereto), and an informal SEC investigation and a document request from the United States Attorney’s Office for the District of New Jersey with respect to such matters; (iii) the Customs Review (as defined and described in detail in Note 9 to the Notes to Unaudited Consolidated Financial Statements) and related investigation, charges recorded in connection therewith, and settlement submissions made as a result thereof; (iv) a putative class action filed against KID and certain of its officers and directors in March of 2011, the granting of the defendants’ motion to dismiss such proceeding with prejudice on October 17, 2012, and the plaintiff’s notice of appeal on November 14, 2012; (v) a putative derivative shareholder litigation instituted in May of 2011, the dismissal of such proceeding without prejudice, a subsequent motion to compel the inspection of documents filed by the plaintiff in such action in April of 2012, and the current status thereof; (vi) a complaint filed against Kids Line with respect to specified wages and hours allegations; (vii) a CPSC staff investigation into alleged LaJobi violations of certain reporting requirements; and (viii) the settlement of a complaint filed against Sassy with respect to an alleged wrongful termination of a distribution agreement, can be found in the section captioned “Recent Developments” above or Note 9 of the Notes to Unaudited Consolidated Financial Statements.

In addition to the matters referred to above, we are from time to time party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to the Company’s business, as plaintiff or defendant. In the opinion of management, the amount of ultimate liability with respect to any such actions that are currently pending will not, individually or in the aggregate, materially adversely affect the Company’s consolidated results of operations, financial condition or cash flows. In addition, KID may remain obligated with respect to certain contracts and other obligations of its former gift business that were not novated in connection with their transfer. To date, no payments have been made by KID in connection with such contracts (other than $1.4 million paid by the Company in 2012 in complete settlement of a previously disclosed contingent obligation to the landlord under a lease assumed by the buyer of the Company’s former gift business), nor is KID aware of any remaining potential obligations, but there can be no assurance that payments will not be required of KID in the future with respect thereto.

During the three months ended March 31, 2013, we completed the installation of a new consolidated information technology system for our operations, which we believe provides greater efficiencies, and greater reporting capabilities than those provided by the prior systems. In connection with such implementation, we incurred aggregate costs of approximately $3.4 million, of which $0.3 million was incurred during the three months ended March 31, 2013. Such costs were financed with borrowings under our credit facility. Any difficulties associated with such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that manufacture or contract to manufacture products that contain certain minerals and metals, known as conflict minerals. Some of these conflict minerals are commonly used in many products, and may be used in some of our products (the determination of whether our products contain conflict minerals is not yet complete). These requirements generally require companies to investigate, disclose and report annually whether or not conflict minerals, if used in the manufacture of such company’s products, originated from the Democratic Republic of Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain of our products. In addition, we may incur costs to determine whether our products are subject to the rules, and if so, will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. For additional potential adverse consequences that may result from the implementation of these requirements, see “New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers” in Item IA “Risk Factors” of the 2012 10-K.

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

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of March 31, 2013 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Operating Lease Obligations	$6,213	$2,413	$1,117	$985	$816	$754	$128
Purchase Obligations (1)	25,784	25,784	—	—	—	—	—
Debt Obligations (2)	52,131	—	—	—	52,131	—	—
Royalty Obligations	4,826	3,464	1,341	21	—	—	—

Total Contractual Obligations (2)(3)(4)	$88,954	$31,661	$2,458	$1,006	$52,947	$754	$128

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.
(2)	The Company’s debt obligation represents approximately $33.4 million borrowed under the Tranche A Revolver, and approximately $18.7 million borrowed under the Tranche A-1 Revolver at March 31, 2013. The Tranche A Revolver and the Tranche A-1 Revolver each mature on December 21, 2016. In accordance with applicable accounting standards, all of the Company’s indebtedness for borrowed money at March 31, 2013 is classified as short-term debt in the Consolidated Balance Sheets. Required interest under the Tranche A Revolver and the Tranche A-1 Revolver are based on the outstanding debt and interest based on a fluctuating 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%) plus a specified margin, and therefore cannot be calculated. The estimated 2013 interest payment for the Tranche A Revolver using an assumed 4.5% interest rate and the outstanding balance at March 31, 2013 would be $1.1 million. The estimated 2013 interest payments for the Tranche A-1 Revolver using an assumed 11.75% interest rate and the outstanding balance at March 31, 2013 would be $1.6 million. Such amounts are estimates only and actual interest payments could differ materially. See “Debt Financing” for a description of the Credit Agreement, executed as of December 21, 2012, including amounts outstanding thereunder and dates of repayment and interest obligations and provisions that create, increase and/or accelerate obligations thereunder. Also excludes obligations under certain letters of credit that require the Company to make payments to parties aggregating $50,000 upon the occurrence of specified events.
(3)	Excludes contingent obligations under off-balance sheet arrangements, if any, or otherwise, as the amount, if any, or timing of their potential settlement is not reasonably estimable. See “Off-Balance Sheet Arrangements” below, “Other Events and Circumstances Pertaining to Liquidity” above and Note 9 to the Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s off balance sheet arrangements and contingent liabilities. The liability recorded as of December 31, 2011 of $11.7 million in connection with the potential LaJobi earnout is included in accrued expense, and is not included in the table above, as the amount, if any, or the timing of any potential settlement is not reasonably estimable.
(4)	Of the total income tax payable for uncertain tax positions of $0.4 million, we have classified $0.3 million as a current liability as of March 31, 2013, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements

As of March 31, 2013, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2012 10-K.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. There have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 2012 10-K.

See Note 2 of Notes to Consolidated Financial Statements of the 2012 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. Also see Note 2 of Notes to Unaudited Consolidated Financial Statements herein.

Recently Issued Accounting Standards

See Note 11 of the Notes to Unaudited Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These forward-looking statements include statements that are predictive in nature and depend upon or refer to future events or conditions, and include, but are not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management and assumptions regarding our future performance, operating expenses, working capital needs, liquidity and capital requirements, business trends and competitiveness. Forward-looking statements include, but are not limited to, words such as “believe,” “plan,” “anticipate,” “estimate,” “project”, “may”, “planned”, “potential”, “should”, “will”, “would”, “could”, “might”, “possible”, “contemplate”, “continue”, “expect,” “intend,” “seek” or the negative of or other variations on these and other similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, are also forward-looking statements. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Material risks and uncertainties are set forth under Part I, Item 1A, Risk Factors of the 2012 10-K. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance. Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2013, there have been no material changes in the Company’s market risks as described in Item  7A of our 2012 10-K.

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

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2013. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is set forth in paragraphs (a) through (i) of Note 9 of the Notes to Unaudited Consolidated Financial Statements, which are incorporated herein by reference thereto.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2012 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the appointment of Mr. Benaroya as President and Chief Executive Officer, among other things, he was issued 200,000 nonqualified stock options outside of Company’s Equity Incentive Plan (the “Inducement Options”). The Inducement Options were vested in full on the date of grant and will generally be exercisable for a period of ten years. Details of the terms of the Inducements Options are set forth in a Current Report on Form 8-K filed by the Company on March 15, 2013.

The Inducement Options were granted pursuant to Rule 506 under the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

As of March 31, 2013, the Company was in compliance with all Financial Covenants in the amended Credit Agreement. However, the Company believed that it would be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended April 30, 2013 and, potentially, certain future monthly testing periods. In connection therewith, the Borrowers and the Agent executed a Second Amendment to Credit Agreement (“Amendment No. 2”) on May 16, 2013, effective as of April 1, 2013. Pursuant to Amendment No. 2, among other things: (i) the Adjusted EBITDA covenant will be tested on a quarterly basis (as opposed to the previous monthly), unless and until specified trigger events described below occur; (ii) the minimum Adjusted EBITDA required has been lowered for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) the definition of Adjusted EBITDA has been amended to increase the amount of certain permissible add-backs to net income in the calculation thereof. Monthly testing of the Adjusted EBITDA covenant will resume in the event that the Loan Parties fail to maintain: (x) average daily availability for a trailing two month period of $9.0 million, measured on each of July 1, 2013 and August 1, 2013, and $11.0 million, measured on the first day of each month commencing September 1, 2013; or (y) a ratio of operating expenses to gross profit, tested as of the last day of each month, commencing June 30, 2013, for the year-to-date period, of not more than 105% (either of such events, a “Trigger Event”). Notwithstanding the foregoing, if no additional Trigger Event is determined to have occurred during the 6-month period after a previous determination that a Trigger Event has occurred, and so long as no event of default has occurred and is continuing, quarterly testing will again commence until the next determination that a Trigger Event has occurred (in which case monthly testing will again resume). The Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 2, and agreed to a four month increase in the Agent’s monthly monitoring fee (for an aggregate additional payment of $30,000).

See Note 4 to the Notes to Unaudited Consolidated Financial Statements for a detailed description of changes to the Credit Agreement effected by Amendment No.2.

ITEM 6. EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q:

10.51	Employment Agreement, dated March 14, 2013, between the Company and Raphael Benaroya, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 15, 2013.*

10.52	Amendment to Employment Agreement, dated as of March 26, 2013, between Kid Brands, Inc. and Kerry Carr, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 16, 2013 (the “2012 10-K”).*

10.53	First Amendment to Credit Agreement, dated as of April 16, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent, incorporated herein by reference to the 2012 10-K.

10.54	Second Amendment to Credit Agreement, dated as of May 16, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as agent.

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive office required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document [1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

*	Represent management contracts or compensatory plans or arrangements
1	Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2013 and 2012, (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements.
2	As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Items 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC.
(Registrant)

	By	/s/ Guy A. Paglinco
Date: May 20, 2013		Guy A. Paglinco
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

10.54	Second Amendment to Credit Agreement, dated as of May 16, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent.

101.INS	XBRL Instance Document[1,2]

101.SCH	XBRL Taxonomy Extension Schema Document [1,2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1,2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2013 and 2012, (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements.

[2]

As provided in Rule 406T of Regulation S-T, this information shall be not deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.