Form 10-Q
period 2013-06-30
KID BRANDS, INC
filed 2013-08-14
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 13, 2013 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	21,877,916

KID BRANDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$287	$318
Restricted cash	1,430	2,654
Accounts receivable- trade, less allowances of $4,524 in 2013 and $5,807 in 2012	36,278	42,079
Inventories, net	37,484	39,953
Prepaid expenses and other current assets	4,435	2,866
Income tax receivable	727	803
Deferred income taxes, net	47	53

Total current assets	80,688	88,726
Property, plant and equipment, net	5,551	5,481
Intangible assets	43,328	44,287
Notes receivable, net allowance of $14,955 in 2013 and 2012	446	—
Other assets	2,155	2,400

Total assets	$132,168	$140,894

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$50,360	$57,527
Accounts payable	17,857	16,156
Accrued expenses	29,515	28,521
Deferred income taxes	34	87
Income taxes payable	344	320

Total current liabilities	98,110	102,611
Income taxes payable	67	81
Deferred income taxes	562	725
Other long-term liabilities	568	615

Total liabilities	99,307	104,032

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at June 30, 2013 and December 31, 2012	2,674	2,674
Additional paid-in capital	88,712	88,587
Retained earnings	36,203	40,613
Accumulated other comprehensive income	184	459
Treasury stock, at cost 4,856,464 and 4,885,064 shares at June 30, 2013 and December 31, 2012, respectively	(94,912)	(95,471)

Total shareholders’ equity	32,861	36,862

Total liabilities and shareholders’ equity	$132,168	$140,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$44,093	$55,470	$95,532	$110,698
Cost of sales	33,018	41,111	70,065	81,130

Gross profit	11,075	14,359	25,467	29,568
Selling, general and administrative expenses	14,700	13,486	28,518	29,350

(Loss) income from operations	(3,625)	873	(3,051)	218
Other income (expense):
Interest expense, including amortization and write-off of deferred financing costs	(1,378)	(1,521)	(2,638)	(2,301)
Interest and investment income	—	3	—	7
Gain on sale of intangibles	1,196	—	1,196	—
Other, net	420	(116)	160	41

	238	(1,634)	(1,282)	(2,253)

(Loss) before income tax provision (benefit)	(3,387)	(761)	(4,333)	(2,035)
Income tax provision (benefit)	40	(970)	77	(1,441)

Net (loss) income	$(3,427)	$209	$(4,410)	$(594)

Net (loss) income per share:
Basic	$(0.16)	$0.01	$(0.20)	$(0.03)

Diluted	$(0.16)	$0.01	$(0.20)	$(0.03)

Weighted average shares:
Basic	21,871,000	21,827,000	21,861,000	21,821,000

Diluted	21,871,000	21,838,000	21,861,000	21,821,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(In Thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(3,427)	$209	$(4,410)	$(594)
Other comprehensive loss:
Reclassification of cumulative translation adjustments upon liquidation of foreign entities *	(411)	—	(411)	—
Foreign currency translation adjustments	(5)	(6)	136	(26)

Comprehensive (loss) income	$(3,843)	$203	$(4,685)	$(620)

*	Amount recorded in other income (expense) in the Unaudited Consolidated Statements of Operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,410)	$(594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,475	1,346
Amortization and write off of deferred financing costs	278	965
Provision for customer allowances	8,771	11,349
Provision for inventory reserve	654	1,300
Gain on sale of intangibles	(1,196)	—
Reclassification of cumulative translation adjustments upon liquidation of foreign entities	(411)	—
Share-based compensation expense	684	585
Deferred income taxes	(166)	(1,055)
Change in assets and liabilities:
Accounts receivable	(3,040)	(6,682)
Income tax receivable	86	(393)
Inventories	1,677	(4,239)
Prepaid expenses and other current assets	(835)	986
Other assets	10	93
Accounts payable	1,715	(345)
Accrued expenses	1,070	(2,321)
Income taxes payable	(16)	(21)

Net cash provided by operating activities	6,346	974

Cash flows from investing activities:
Capital expenditures	(700)	(681)

Net cash used in investing activities	(700)	(681)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	146
Repayment of long-term debt	—	(1,775)
Net borrowing (payment) revolving credit facility	(7,167)	—
Changes in restricted cash	1,224	—
Payment of deferred financing costs	(47)	—

Net cash used in financing activities	(5,990)	(1,629)

Effect of exchange rate changes on cash and cash equivalents	(314)	(52)

Net decrease in cash and cash equivalents	(31)	(1,388)
Cash and cash equivalents at beginning of period	318	2,456

Cash and cash equivalents at end of period	$287	$1,068

Cash paid during the period for:
Interest	$1,958	$1,319
Income taxes paid	$3	$294

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

The Company’s current operating subsidiaries consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), which are each direct or indirect wholly-owned subsidiaries of KID, and design, manufacture through third parties and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, nursery appliances, diaper bags, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years, including the Kokopax® line of baby gear products (Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).

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

Immaterial Correction

As disclosed in the 2012 10-K, in connection with a system conversion, management determined that certain shipping and handling fees had been incorrectly classified for certain prior annual and interim periods. As a result, in this Quarterly Report on Form 10-Q, the Company has corrected the classification of $1.2 million and $2.6 million in expenses originally classified as cost of sales in the Unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2012, respectively, which in accordance with the Company’s accounting policy, should have been classified as selling, general and administrative expenses.

As a result of the revisions to the Unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2012 herein, cost of sales decreased by $1.2 million and $2.6 million and selling, general and administrative expense increased by corresponding amounts, for such periods. The misstatements had no impact on previously reported Income from Operations, (Loss) from Operations before Income Tax (Benefit), Net Income /(Loss), or Income/(Loss) Per Share for each respective period.

Subsequent Events

The Company evaluates all subsequent events prior to filing.

NOTE 2—SHAREHOLDERS’ EQUITY

Share-Based Compensation

Equity Plans

As of June 30, 2013, the Company maintained (i) its 2008 Equity Incentive Plan (the “2008 EI Plan”), which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with the 2008 EI Plan, the “Plans”) and (ii) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was a successor to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The 2008 EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008. The 2009 ESPP was suspended for the 2012 and 2013 plan years. In addition, the Company may (and has) issued equity awards outside of the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange on the date of grant. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from zero to five years from the date of grant as provided in the relevant award agreement. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 2008 EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provided for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights (“SARs”), (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the 2008 EI Plan could, as determined by the committee administering the 2008 EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the 2008 EI Plan were evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provided the terms and conditions, not inconsistent with the requirements of the 2008 EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock were reserved for issuance under the 2008 EI Plan. In the event all or a portion of an award was forfeited, terminated or cancelled, expired, was settled for cash, or otherwise did not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares were in each case again available for awards under the 2008 EI Plan pursuant to a formula set forth in the 2008 EI Plan. The preceding sentence also applied to any awards outstanding on July 10, 2008, under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. At June 30, 2013, 469,452 shares were available for issuance under the 2008 EI Plan. No further awards could be made under the 2008 EI Plan as of July 10, 2013. See Note 12—Subsequent Event below for a description of the Company’s 2013 Equity Incentive Plan, approved by KID’s shareholders at KID’s 2013 Annual Meeting of Shareholders on July 18, 2013 .

As of June 30, 2013, an aggregate of 200,000 stock options and 597,015 stock appreciation rights (“SARs”) are outstanding that were granted as inducement awards outside the 2008 EI Plan. Of these non-Plan grants, the 200,000 stock options vested in full upon issuance, and if unexercised (unless terminated earlier) generally expire on March 15, 2023, and the SARs vest ratably over a five year period (commencing on the first anniversary of the date of grant), and if unexercised (unless terminated earlier), generally expire on September 14, 2022.

The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock have been reserved for issuance under the 2009 ESPP. At June 30, 2013, 0 shares were available for issuance under the 2009 ESPP. As noted above, the 2009 ESPP has been suspended for the 2012 and 2013 plan years, and such remaining shares were deregistered in the second quarter of 2013.

Impact on Net (Loss)

The components of share-based compensation expense follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock option expense	$34	$66	$265	$132
Restricted stock expense	—	8	—	17
Restricted stock unit expense	40	58	100	110
SAR expense	173	168	368	326

Total share-based payment expense	$247	$300	$733	$585

The Company records share-based compensation expense in the statements of operations within selling, general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three and six months ended June 30, 2013 or 2012. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options

Stock options are rights to purchase KID’s Common Stock in the future at a predetermined per share exercise price (which is the closing price for such stock on the New York Stock Exchange on the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Non-Qualified Stock Options (stock options which are not Incentive Stock Options). Stock options are accounted for at fair value at the date of grant in the consolidated statement of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets.

The assumptions used to estimate the fair value of the stock options granted during the six months ended June 30, 2013* were as follows (no stock options were granted during the six months ended June 30, 2012):

Six Months Ended June 30, 2013
Dividend yield	—%
Risk-free interest rate	0.84%
Volatility	73.10%
Expected term (years)	4.0
Weighted-average fair value of stock options granted	$0.82

*	This table, as well as the remainder of the tables and discussion in this “Stock Options” section, exclude 600,000 stock options which were converted on July 18, 2013 from 600,000 SARs previously granted to our President and Chief Executive Officer on March 15, 2013, with no change to the original grant date, exercise price, vesting schedule or other terms thereof, described under “Stock Appreciation Rights” below.

As of June 30, 2013, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.2 million, and is expected to be recognized over a weighted-average period of 3.1 years.

Activity regarding outstanding stock options for the six months ended June 30, 2013 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2012	415,575	$12.41
Options Granted	400,000	$1.51
Options Forfeited/Cancelled*	(40,900)	$15.86

Options Outstanding as of June 30, 2013	774,675	$6.60

Option price range June 30, 2013	$1.51 - 34.05

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding stock options was $12,000 and $0 at June 30, 2013 and December 31, 2012, respectively. The aggregate intrinsic value is the total pretax value of in-the-money stock options, which is the difference between the fair value at the measurement date and the exercise price of each stock option. No stock options were exercised during the three and six months ended June 30, 2013 and 2012, respectively.

A summary of the Company’s unvested stock options at June 30, 2013 and changes during the six months ended June 30, 2013 is as follows:

Unvested stock options	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	45,000	$3.90
Granted	400,000	$0.82
Vested	(250,000)	$0.82
Forfeited/cancelled*	—	$—

Unvested stock options at June 30, 2013	195,000	$1.53

*	See disclosure below regarding forfeitures.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

During the three and six months ended June 30, 2013 and 2012, respectively, there were no shares of restricted stock granted under the 2008 EI Plan or otherwise. At June 30, 2013 and December 31, 2012, there were no shares of unvested restricted stock outstanding. Restricted stock grants had vesting periods of five years, with fair values (per share) at date of grant. Compensation expense was determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock on the date of grant.

Restricted Stock Units

A Restricted Stock Unit (“RSU”) is a notional account representing a grantee’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs granted under the 2008 EI Plan vest (and will be settled) ratably over a 5-year period and are equity classified in the consolidated balance sheets. There were no RSUs granted by the Company during the three months ended June 30, 2013 and 2012, respectively. There were 0 and 102,250 RSUs granted to employees of the Company during the six months ended June 30, 2013 and 2012, respectively.

The fair value of each RSU grant is estimated on the grant date. The fair value is set using the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.

A summary of the Company’s unvested RSUs at June 30, 2013 and changes during the six months ended June 30, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2012	193,250	$3.96
Granted	—	$—
Vested	(28,600)	$3.95
Forfeited/cancelled*	(19,550)	$3.82

Unvested at June 30, 2013	145,100	$3.99

*	See disclosure below regarding forfeitures.

As of June 30, 2013, there was approximately $0.4 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock Appreciation Rights

A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee (other than with respect to 600,000 cash SARs granted to our current President and CEO discussed below), in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the 2008 EI Plan vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are typically granted at an exercise price equal to the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SARs are accounted for at fair value at the date of grant in the consolidated statements of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets, with the exception of 600,000 SARs granted to the Company’s President and CEO (until their conversion to stock options) described below. There were no SARs granted during the three months ended June 30, 2013 and 2012, respectively. There were 700,000 and 306,750 SARs granted during the six months ended June 30, 2013 and 2012, respectively. Of the 700,000 SARs granted during the six months ended June 30, 2013, 600,000 thereof represented SARs granted to the Company’s President and CEO on March 15, 2013, which at the time of grant could only be settled for cash These SARs were converted into stock options, on a one-for-one basis, on July 18, 2013 upon the approval of such conversion at KID’s 2013 Annual Meeting of Shareholders (with no change to the grant date, exercise price, vesting schedule, or other terms thereof). As a result, the 600,000 SARs were terminated, and the stock options which replaced them are equity classified in the consolidated balance sheets as of July 18, 2013. Prior to such conversion, the 600,000 SARs were classified as a short-term liability on the consolidated balance sheets, and the fair value of this award was recalculated each quarter based upon its fair value at each balance sheet date. There were no SARs exercised in the three and six months ended June 30, 2013 and 2012, respectively.

The assumptions used to estimate the fair value of the SARs granted during the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
Dividend yield	—%	—%
Risk-free interest rate	0.84%	0.90%
Volatility	75.6%	85.0%
Expected term (years)	4.1	5.0
Weighted-average fair value of SARs granted	$0.85	$2.02

Activity regarding outstanding SARs for the six months ended June 30, 2013 is as follows:

	All SARs Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2012	1,521,385	$3.38
SARs Granted	700,000	$1.51
SARs Exercised	—	—
SARs Forfeited/Cancelled*	(169,070)	$3.80

SARs Outstanding as of June 30, 2013	2,052,315	$2.70

SAR price range at June 30, 2013	$1.34 – 8.50

*	See disclosure below regarding forfeitures.

The aggregate intrinsic value of the unvested and vested outstanding SARs at June 30, 2013 and December 31, 2012 was $148,666 and $136,348, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR.

A summary of the Company’s unvested SARs at June 30, 2013 and changes during the six months ended June 30, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2012	1,265,645	$1.94
Granted	700,000	$0.85
Vested	(157,650)	$1.80
Forfeited*	(110,130)	$1.82

Unvested at June 30, 2013	1,697,865	$1.51

*	See disclosure below regarding forfeitures.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2013, there was approximately $2.0 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 2.9 years.

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

RSU Forfeitures

All of the forfeited RSUs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested RSUs. Pursuant to the award agreements governing the outstanding RSUs, upon a grantee’s termination of employment, such grantee’s outstanding unvested RSUs are typically forfeited, except in the event of disability or death, in which case all restrictions lapse.

Employee Stock Purchase Plan

Under the 2009 ESPP (until its suspension for the 2012 and 2013 plan years), eligible employees were provided the opportunity to purchase KID’s Common Stock at a discount. Pursuant to the 2009 ESPP, options were granted to participants as of the first trading day of each plan year, which is the calendar year, and were exercised as of the last trading day of each plan year, to purchase from KID the number of shares of Common Stock that could have been purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year (through 2011), an eligible employee could elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee had the right to purchase Common Stock under the 2009 ESPP that had a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price was the lesser of 85% of the closing market price of KID’s Common Stock on either the first trading day or the last trading day of the plan year. If an employee did not elect to exercise his or her option, the total amount credited to his or her account during that plan year was returned to such employee without interest, and his or her option expired. At June 30, 2013 and December 31, 2012, 0 and 6,663 shares were available for issuance under the 2009 ESPP. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013, and deregistered such remaining shares in the second quarter of 2013.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average common shares outstanding included in the computation of basic and diluted net (loss) income per share is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding-Basic	21,871	21,827	21,861	21,821
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	—	11	—	—

Weighted average common shares outstanding assuming dilution	21,871	21,838	21,861	21,821

The computation of diluted net loss per common share for the three and six months ended June 30, 2013 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 2.3 million and 2.2 million shares of common stock, respectively, because their inclusion would have been anti-dilutive due to the net loss incurred during such periods. The computation of diluted net income per common share for the three months ended June 30, 2012 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.4 million shares of common stock, because their inclusion would have been anti-dilutive as their respective exercise prices exceeded the average market price of the common stock during the period. The computation of diluted net loss per common share for the six months ended June 30, 2012 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.4 million shares of common stock, because their inclusion would have been anti-dilutive due to the net loss incurred during such period.

NOTE 4—DEBT

Credit Agreement

On December 21, 2012, the Company, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with the Company, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The obligations of the Borrowers under the Credit Agreement are joint and several. All of the Company’s indebtedness for borrowed money under the Credit Agreement is classified as short term debt. The Credit Agreement was amended on each of April 16, 2013, May 16, 2013, and via letter agreement, August 13, 2013. The April 2013 amendment amended the definition of Adjusted EBITDA for purposes of determining compliance with applicable financial covenants. The May 2013 amendment, among other things: (i) instituted quarterly (as opposed to the previous monthly) testing of the Adjusted EBITDA covenant, unless and until specified trigger events occur (in which case monthly testing will resume); (ii) lowered the minimum Adjusted EBITDA required pursuant to such covenant for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) amended the definition of Adjusted EBITDA to increase the amount of certain permissible add-backs to net income in the calculation thereof, in each case as of April 1, 2013. The August 2013 letter agreement, among other things, eliminated the requirement for the Company to comply with the monthly Adjusted EBITDA covenant for the testing periods ending on each of July 31, 2013 and August 31, 2013 (monthly testing of the Adjusted EBITDA covenant resumed as a result of the occurrence of a trigger event pertaining to availability as of July 1, 2013). Each such amendment to the Credit Agreement is described in detail below.

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

At June 30, 2013, an aggregate of $50.4 million was borrowed under the Credit Agreement ($33.4 million under the Tranche A Revolver and $17.0 million under the Tranche A-1 Revolver). At December 31, 2012, an aggregate of $57.5 million was borrowed under the Credit Agreement ($38.8 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At June 30, 2013 and December 31, 2012, revolving loan availability was $10.0 million and $11.4 million, respectively.

Loans under the Credit Agreement currently bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates would increase by 3.50% per annum. The weighted average interest rates for the outstanding loans under the Credit Agreement as of June 30, 2013 and December 31, 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As has been previously disclosed, in March 2013, a large customer of ours deducted approximately $900,000 from its payment of outstanding amounts due (the “Deduction”). In connection therewith, on April 16, 2013 the Borrowers and the Agent under the Credit Agreement executed a First Amendment to Credit Agreement (“Amendment No. 1”), to amend the definition of Adjusted EBITDA for purposes of determining compliance with the financial covenants under the Credit Agreement, commencing with the month ended December 31, 2012 through April 30, 2014, to include an additional add-back to net income for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the Deduction, up to a maximum aggregate amount of $600,000 (an “Excess Accrual”). In April 2013, the Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 1, and will pay an additional $50,000 if and when the Borrowers first use the amount of any Excess Accrual as an add-back to net income in determining compliance with the financial covenants as permitted by Amendment No. 1.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the original terms of the Credit Agreement, the Adjusted EBITDA covenant was tested on a monthly basis, for the trailing twelve-month period ending on the last day of each month. As of March 31, 2013, the Company was in compliance with all Financial Covenants in the Credit Agreement. However, the Company believed that it would be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended April 30, 2013 and, potentially, certain future monthly testing periods. Accordingly, the Borrowers and the Agent executed a Second Amendment to Credit Agreement (“Amendment No. 2”) on May 16, 2013, effective as of April 1, 2013. Pursuant to Amendment No. 2, among other things: (i) the Adjusted EBITDA covenant would be tested on a quarterly basis, unless and until specified trigger events described below occur; (ii) the minimum Adjusted EBITDA required was lowered for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) the definition of Adjusted EBITDA was amended to increase the amount of certain permissible add-backs to net income in the calculation thereof (described below). The Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 2, and agreed to a four month increase in the Agent’s monthly monitoring fee (for an aggregate additional payment of $30,000). Pursuant to Amendment No. 2, monthly testing of the Adjusted EBITDA covenant will resume in the event that the Loan Parties fail to maintain: (x) average daily availability for a trailing two month period of $9.0 million, measured on each of July 1, 2013 and August 1, 2013, and $11.0 million, measured on the first day of each month commencing September 1, 2013; or (y) a ratio of operating expenses to gross profit, tested as of the last day of each month, commencing June 30, 2013, for the year-to-date period, of not more than 105% (either of such events, a “Trigger Event”). Although the Company was in compliance with the quarterly Adjusted EBITDA covenant as of June 30, 2013, the Company determined that the Trigger Event pertaining to availability occurred as of July 1, 2013 (requiring a reversion to monthly testing). In addition, based on management’s current estimates, the Company believes that it will be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended July 31, 2013, and may not remain in compliance with such covenant for certain other monthly testing periods in 2013. As a result, the Borrowers and the Agent executed a letter agreement on August 13, 2013 (the “Letter Agreement”), to eliminate the requirement for the Company to comply with the monthly Adjusted EBITDA covenant for the testing periods ending on each of July 31, 2013 and August 31, 2013. In connection with the execution of the Letter Agreement, the Company paid a fee of $25,000 to the Agent, and agreed, commencing October 1, 2013, to a $5,000 monthly increase in the monitoring fee payable to the Agent.

The Letter Agreement also provides that if no default or event of default has occurred or is continuing, and the Company delivers to the Agent (within 30 days of the execution of the Letter Agreement) a revised monthly business plan that is reasonably satisfactory to the Agent for July 1, 2013 through December 31, 2013, the Agent will endeavor, on or about the date of delivery of the revised business plan, to prepare and present to the Lenders for execution, an amendment to the Credit Agreement (“Amendment No. 3”) on terms acceptable to the Agent and the Required Lenders, which shall, among other things: (x) increase the applicable margin with respect to loans under the Tranche A Revolver by 50 basis points, and (y) reset the minimum Adjusted EBITDA covenant levels based on the Adjusted EBITDA values in the revised business plan for the periods ending September 30, 2013 through December 31, 2013, using a comparable methodology as was used to establish the 2013 requirements, including a set-back no more than the set-back used to establish such requirements. Although the Company is negotiating with the Agent with respect to the terms of Amendment No. 3, and the Company believes that Amendment No. 3 will be executed in a timely manner and on terms acceptable to the Company, there can be no assurance that this will be the case. If the Company does not secure Amendment No. 3 on acceptable terms, based on current estimates, the Company believes that it may not remain in compliance with the Adjusted EBITDA covenant for certain other monthly testing periods in 2013. To the extent the Company cannot maintain compliance with its financial covenants (whether or not Amendment No. 3 is executed on terms acceptable to the Company), the Lenders may, among other things, impose a default rate of interest, accelerate the loans, declare the commitments thereunder to be terminated, refuse to permit further draw-downs on the Tranche A and/or Tranche A-1 Revolvers, seize collateral, or take other actions of secured creditors. Any of the foregoing could have a material adverse effect on the Company’s financial condition or results of operations. See “Liquidity and Capital Resources” for a discussion of the potential consequences to the Company in the event that it cannot maintain compliance with its financial covenants.

The minimum monthly consolidated Adjusted EBITDA amounts required prior to the execution of Amendment No. 2 are described in detail in Note 4 of the Notes to Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Prior to the occurrence of the Trigger Event as of July 1, 2013, the minimum quarterly consolidated Adjusted EBITDA amounts required were as follows:

Trailing Twelve Month Period Ending	Minimum Adjusted EBITDA
September 30, 2013	$10,900,000
December 31, 2013	$14,338,000

Subsequent to the occurrence of the Trigger Event as of July 1, 2013, the Adjusted EBITDA covenant is required to be tested monthly (in accordance with the minimum Adjusted EBITDA requirements set forth below), for the trailing twelve month period ending on the last day of each applicable month, provided, however, that pursuant to the Letter Agreement, the Company is not required to comply with such covenant for each of the periods ended July 31, 2013 and August 31, 2013:

Trailing Twelve Month Period Ending	Minimum Adjusted EBITDA
July 31, 2013	9,000,000
August 31, 2013	9,700,000
September 30, 2013	10,900,000
October 31, 2013	12,800,000
November 30, 2013	14,300,000
December 31, 2013	14,338,000

KID BRANDS, INC. AND SUBSIDIARIES

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In December 2012, the Company paid fees to the Agent in the aggregate amount of approximately $1.1 million in connection with the execution of the Credit Agreement. The Borrowers are also required to pay a monthly commitment fee of 0.50% per annum on the aggregate unused portion of each of the Tranche A Revolver and the Tranche A-1 Revolver (payable monthly in arrears); customary letter of credit fronting fees (plus standard issuance and other processing fees) to the applicable issuer; a monthly monitoring fee to the Agent; an annual agency fee, and other customary fees and reimbursements of expenses. Financing costs, including fees and expenses paid upon execution of the Credit Agreement, were recorded in accordance with applicable financial accounting standards.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, current portion of the note receivable, trade accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The Company has a note receivable (in connection with the sales of specified trademarks and tradenames described in Note 6 below) with a face value of $500,000 which is reflected (other than the current portion thereof) on the consolidated balance sheet in other long term assets at its present value of $446,000.

The carrying value of the Company’s borrowings under both the Tranche A Revolver and the Tranche A-1 Revolver (defined and described in Note 4) approximates fair value because interest rates applicable thereto are variable, based on prevailing market rates.

There were no material changes to the Company’s valuation techniques during the six months ended June 30, 2013, compared to those used in prior periods.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 –INTANGIBLE ASSETS

As of June 30, 2013 and December 31, 2012, the components of intangible assets consist of the following (in thousands):

	Weighted Average	June 30,	December 31,
	Amortization Period	2013	2012
Sassy trade name	Indefinite life	$5,400	$5,400
Kokopax trade name *	6 years	258	403
Kokopax customer relationships *	5 years	44	49
Kids Line customer relationships	20 years	6,373	6,583
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	8,700	8,700
LaJobi customer relationships	20 years	9,366	9,684
LaJobi royalty agreements	5 years	187	403
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	1,869	1,934
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$43,328	$44,287

*	In late September of 2012, Sassy acquired substantially all of the operating assets of Kokopax, LLC, a developer and marketer of framed infant back carriers and related accessories, including sun hats and totes. Under the purchase method of accounting, the total purchase price for Kokopax has been assigned to the net tangible and intangible assets acquired based on their estimated fair values. Approximately $364,000 was assigned to certain intangible assets upon acquisition based on final valuations performed by the Company at June 30, 2013. See Note 9 for information on potential earnout consideration in connection with the purchase of the Kokopax assets.

On June 30, 2013, RB Trademark Holdco LLC (“Seller”), a wholly-owned subsidiary of the Company, entered into an acquisition agreement (the “Agreement”) with Larsen and Bowman Holdings Ltd., a Limited Corporation organized under the laws of British Columbia (“Buyer”), for the sale by Seller to Buyer of specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names, and associated goodwill (collectively, the “IP”). The purchase price for the IP (which has no value on the Company’s books) was $1.25 million, payable by Buyer to Seller by promissory note (the “Note”). A $0.1 million installment on the Note was paid on July 2, 2013, a payment of $0.65 million was paid on July 31, 2013, and the remaining $0.5 million is payable in specified installments over a four year period. The obligations of the Buyer under the Note are secured by the IP pursuant to the terms of a Security Agreement dated June 30, 2013. The Company recorded a gain on the sale of $1.2 million during the three and six months ended June 30, 2013 for this transaction.

Aggregate amortization expense was approximately $425,000 and $845,000 for the three and six months ended June 30, 2013, respectively. Aggregate amortization expense was approximately $404,000 and $809,000 for the three and six months ended June 30, 2012, respectively.

Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). The Company’s other intangible assets with definite lives are amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2012, and no impairments were recorded in connection therewith. In accordance with applicable accounting standards, there were no triggering events warranting interim testing of any intangible assets during the quarter ended March 31, 2013, and no impairments of intangible assets (either definite-lived or indefinite-lived) were recorded during such period.

Due to continued softness in the business during the second quarter of 2013, however, the Company determined that indicators of impairment of its indefinite-lived intangible assets (consisting of trade names) existed, and conducted testing of all of the Company’s trade names as of June 30, 2013 in connection therewith. Testing of trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s June 30, 2013 analysis, it used a five-year projection period, which has been its prior practice. For the interim testing the Company concluded that it was appropriate to retain the long-term growth rates and assumed royalty rates used for its 2012 annual testing. Such interim testing demonstrated that no trade names were impaired as of June 30, 2013.

KID BRANDS, INC. AND SUBSIDIARIES

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

NOTE 7 – GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK

The following tables present net sales and total assets of the Company by geographic area (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
Net sales	2013	2012	2013	2012
Net domestic sales	$42,960	53,204	$93,062	$106,151
Net foreign sales (Australia and United Kingdom*)**	1,133	2,266	2,468	4,547

Total net sales	$44,093	$55,470	$95,532	$110,698

	June 30,	December 31,
Assets	2013	2012
Domestic assets	$129,914	$137,645
Foreign assets (Australia, United Kingdom* and Asia)	2,254	3,249

Total assets	$132,168	$140,894

*	In light of the unprofitability of Kids Line’s U.K. operations, the Company substantially completed the wind-down of such operations, as of December 31, 2012.
**	Excludes export sales from the United States, which are included in net domestic sales.

A measure of profit or loss for the three and six months ended June 30, 2013 and 2012 and long lived assets for June 30, 2013 and December 31, 2012 can be found in the Consolidated Statements of Operations and the Consolidated Balance Sheets, respectively.

The Company currently categorizes its sales in five product categories: Hard Good Basics, Soft Good Basics, Toys and Entertainment, Accessories and Décor and Other. Hard Good Basics includes cribs and other nursery furniture, appliances, feeding items, baby gear and organizers. Soft Good Basics includes bedding, blankets and mattresses. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Hard Good Basics	39.4%	41.0%	36.3%	38.7%
Soft Good Basics	32.2%	35.5%	34.5%	37.1%
Toys and Entertainment	21.9%	16.2%	21.4%	15.4%
Accessories and Décor	5.9%	6.6%	7.1%	7.8%
Other	0.6%	0.7%	0.7%	1.0%

Total	100.0%	100.0%	100.0%	100.0%

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Customers who account for a significant percentage of the Company’s gross sales are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Toys “R” Us, Inc. and Babies “R” Us, Inc.	33.0%	33.7%	33.6%	33.0%
Walmart	19.7%	18.0%	19.5%	17.4%
Target	7.9%	9.3%	7.8%	8.5%

The loss of these significant customers, or any other significant customers, or a significant reduction in the volume of business conducted with any of such customers, could have a material adverse impact on the Company. The Company does not normally require collateral or other security to support credit sales.

As part of its ongoing risk assessment procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. The Company seeks to avoid concentration with any single financial institution. The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business.

During the six months ended June 30, 2013 and 2012, approximately 76% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 16% of such total dollar volume of purchases for the six months ended June 30, 2013 and approximately 23% for the six months ended June 30, 2012. The five largest suppliers accounted for approximately 44% of the Company’s purchases in the aggregate for the six months ended June 30, 2013 and 47% for the six months ended June 30, 2012.

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

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as capital losses, and net operating loss carryforwards (“NOLs”). At June 30, 2013, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $404,000, including approximately $89,000 of interest and penalties.

Activity regarding the liability for unrecognized tax benefits for the six months ended June 30, 2013 is as follows:

(in thousands)
Balance at December 31, 2012	$395
Increase related to prior year tax positions	9

Balance at June 30, 2013	$404

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $339,000 within twelve months of June 30, 2013 and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance for deferred tax assets as of June 30, 2013 and December 31, 2012 was $75.7 million and $73.8 million, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company increased its valuation allowance in the amount of $50.3 million during the year ended December 31, 2012 as a result of the Company’s reduced estimates of current and future taxable income during the carry forward period, and the fact that it is in a three-year cumulative loss position. Management will continue to periodically evaluate the valuation allowance and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods.

The income tax provision for the three months ended June 30, 2013 was $40,000 on loss before income tax provision of $3.4 million. The difference between the effective tax rate of -1.2% for the three months ended June 30, 2013 and the U.S. federal tax rate of 35% was related to a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and full valuation allowance on deferred tax assets ($1.2 million); offset by (i) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($35,000); and (ii) an increase in the liability for unrecognized tax benefits ($5,000) as a result of additional interest being accrued. The income tax benefit for the three months ended June 30, 2012 was $970,000 on loss before income tax benefit of $761,000. The difference between the effective tax rate of 127.5% for the three months ended June 30, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increase the Company’s foreign tax credit carry forward and valuation allowance ($1.2 million); and (ii) the true-up of prior year federal and state tax estimates ($82,000); offset by: (i) foreign adjustments related to foreign rate differences and withholding taxes ($229,000); (ii) losses incurred by the Company’s UK subsidiary which do not generate a tax benefit ($143,000); (iii) state tax provisions ($121,000); (iv) the effect of permanent adjustments ($49,000); and (v) an increase in the liability for unrecognized tax benefits ($7,000).

The income tax provision for the six months ended June 30, 2013 was $77,000 on loss before income tax provision of $4.3 million. The difference between the effective tax rate of -1.8 % for the six months ended June 30, 2013 and the U.S. federal tax rate of 35% was related to a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and full valuation allowance on deferred tax assets ($1.5 million); offset by (i) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($67,000); and (ii) an increase in the liability for unrecognized tax benefits ($9,000) as a result of additional interest being accrued. The income tax benefit for the six months ended June 30, 2012 was $1,441,000 on loss before income tax benefit of $2,035,000. The difference between the effective tax rate of 70.8% for the six months ended in June 30, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increase the Company’s foreign tax credit carry forward and valuation allowance ($1.2 million); and (ii) the true-up of prior year federal and state tax estimates ($82,000); offset by: (i) foreign adjustments related to foreign rate differences and withholding taxes ($235,000); (ii) losses incurred by the Company’s UK subsidiary which do not generate a tax benefit ($143,000); (iii) state tax provisions ($68,000); (iv) the effect of permanent adjustments ($60,000); and (v) an increase in the liability for unrecognizable tax benefits ($13,000).

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the applicable tax jurisdiction. For U.S. federal income tax purposes, all years prior to 2009 are closed. The Company is currently under examination by the Internal Revenue Service for the 2011 tax year. The examination commenced in the second quarter of 2013. In states and foreign jurisdictions, the years subsequent to 2008 remain open and are currently under examination or are subject to examination by the taxing authorities.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the foregoing, the Company estimates that it will incur aggregate costs of approximately $7.0 million relating to anti-dumping duties (plus approximately $0.9 million in aggregate related interest) the Company anticipates will be owed by LaJobi to U.S. Customs for the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through June 30, 2013, and the Company is fully accrued for all such amounts. Of the total amount accrued as of June 30, 2013, $58,000 and $115,000, respectively, were recorded during the three and six months ended June 30, 2013 for anticipated interest expense. In connection with the previously-disclosed restatement of certain prior period financial statements (the “Restatement”), these amounts are recorded in the periods to which they relate.

In the fourth quarter of 2012, the Company completed and submitted to U.S. Customs a voluntary prior disclosure, which included the Company’s final determination of amounts it believes are owed for all relevant periods, as well as proposed settlement amounts and proposed payment terms with respect to anti-dumping duties owed by LaJobi (the “Settlement Submission”). As part of the Settlement Submission, the Company included a payment of $0.3 million in respect of the LaJobi matters, with such payment to be credited against the amount that U.S. Customs determines is to be paid in satisfaction of the Company’s anti-dumping duty matters.

As the Focused Assessment is still pending, and U.S. Customs has not yet responded to the Settlement Submission, it is possible that the actual amount of duties owed for the periods covered thereby will be higher than the amounts determined to be owed and accrued by the Company. In any event, additional interest will continue to accrue until full payment is made. In addition, U.S. Customs may assess a penalty of up to 100% of the duty owed, and the Company may be subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duties determined by U.S. Customs to be owed by LaJobi, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any. The Company remains committed to working closely with U.S. Customs to address issues relating to incorrect duties.

Prior to the Restatement, the Company had recorded the applicable anti-dumping duties anticipated to be owed by LaJobi (and related interest) in the quarter and year ended December 31, 2010, the period of discovery (the “Original Accrual”) and recorded additional interest expense in subsequent quarterly periods. As a result of the Original Accrual and the facts and circumstances discovered in the Company’s preparation for the Focused Assessment and in its related investigation into LaJobi’s import practices described above (including misconduct on the part of certain employees at LaJobi), the Company concluded that no LaJobi Earnout Consideration (and therefore no related finder’s fee) was payable. Accordingly, prior to the Restatement, the Company had not recorded any amounts related to the LaJobi Earnout Consideration in the Company’s financial statements. The Company had previously disclosed a potential earnout payment of approximately $12.0 to $15.0 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi.

As has been previously disclosed, the Company received letters on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15.0 million, and alleging that Mr. Bivona’s termination by LaJobi “for cause” violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding with respect to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother, Joseph Bivona, and the LaJobi seller. Post-hearing briefs were submitted and closing statements were made during the quarter ended June 30, 2013 and the parties are awaiting a final decision from the arbitration panel.

Because the Restatement resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi Earnout Consideration under the agreement governing the purchase of the LaJobi assets, applicable accounting standards required that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the Restatement, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi Earnout Consideration and $1.1 million in respect of a related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. While we believe we have vigorously defended against all of Mr. Bivona’s claims, and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the seller of the LaJobi assets to us could result in a default under the Credit Agreement and have a material adverse effect on our financial condition and results of operations. See Note 4 for a description of the Company’s senior secured financing facility, including a discussion of restrictions on the ability of the Company to pay Customs duties and LaJobi earnout payment requirements, if any, and the financial covenants applicable to the Company.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b)	Customs Compliance Investigation

As has been previously disclosed, following the discovery of the matters described above with respect to LaJobi, our Board authorized a review of customs compliance practices at the Company’s non-LaJobi operating subsidiaries (the “Customs Review”). In connection therewith, instances were identified in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications of certain products imported by CoCaLo. Promptly after becoming aware of the foregoing, the Company submitted voluntary prior disclosures to U.S. Customs identifying such issues and duties anticipated to be owed. The Board also authorized an investigation into these non-LaJobi customs matters, and did not discover evidence that would lead it to conclude that there was intentional misconduct on the part of Company personnel.

As of June 30, 2013, the Company estimates that it will incur aggregate costs of approximately $2.2 million relating to such customs duties (plus approximately $0.4 million in aggregate related interest), for the years ended 2006 through 2012, and the six months ended June 30, 2013, and the Company is fully accrued for all such amounts. Of the total amount accrued as of June 30, 2013, $18,000 and $36,000, respectively, were recorded during the three and six months ended June 30, 2013 for anticipated interest expense. As a result of the Restatement, these amounts are recorded in the periods to which they relate. The Company had initially recorded the applicable anticipated customs duty payment requirements (and related interest) in the three and six months ended June 30, 2011 (the period of discovery), and recorded additional interest expense in the subsequent quarterly period.

In the fourth quarter of 2012 (upon completion of the Customs Review), the Company completed and submitted to U.S. Customs a voluntary prior disclosure, which included the Company’s final determination of customs duty amounts it believes are owed by Kids Line and CoCaLo. Such submission with respect to Kids Line included proposed payment terms with respect to customs duties believed to be owed by Kids Line. As part of such settlement submissions, the Company included the following initial payments to U.S. Customs, such payments to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s customs duties matters: $0.2 million with respect to Kids Line customs duties and $0.3 million with respect to CoCaLo customs duties. With respect to CoCaLo, the Company’s payment represents the Company’s determination of all amounts it believes are owed by CoCaLo for the relevant periods.

As U.S. Customs has not yet responded to the settlement submissions, it is possible that the actual amount of duties owed for the relevant periods will be higher than the amounts determined to be owed and accrued by the Company. In any event, additional interest will continue to accrue until full payment is made. In addition, U.S. Customs may assess a penalty of up to 100% of the duty owed, and the Company may be subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount determined by U.S. Customs to be owed, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any. The Company remains committed to working closely with U.S. Customs to address issues relating to incorrect duties.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 26, 2011, the lead plaintiff filed an amended complaint, which was dismissed without prejudice on March 7, 2012. On May 7, 2012, the lead plaintiff filed a second amended complaint that named the Company, Bruce G. Crain (the Company’s former Chief Executive Officer), Guy A. Paglinco (the Company’s then-Chief Financial Officer), and Raphael Benaroya (the Company’s then-Executive Chairman) as defendants. The second amended complaint repeated the same claims for relief and many of the allegations of the previous complaints in the action, but contained new allegations that, among other things, the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding custom law violations and safety violations regarding certain of its products. The relief demanded and the class period were each the same as in the first amended complaint.

All of the defendants in the Putative Class Action filed motions to dismiss the second amended complaint on June 29, 2012. On October 17, 2012, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss such complaint with prejudice. On November 14, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit from the judgment of the U.S. District Court. Briefing of the appeal was fully submitted to the Court of Appeals on May 29, 2013. The Court of Appeals has not indicated whether it will hear oral argument.

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

Putative Shareholder Derivative Action. On May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System (“Roseville”) in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain, Guy Paglinco, Marc Goldfarb, KID’s Senior Vice President and General Counsel, each then-member of KID’s Board, and John Schaefer, a former member of KID’s Board (collectively, the “Defendants”). In addition, KID was named as a nominal defendant.

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

On November 23, 2011, Roseville sent a letter to KID demanding to inspect certain books and records of the Company pursuant to New Jersey state law. On April 28, 2012, Roseville filed a motion to compel inspection of documents beyond those previously provided by the Company. On November 8, 2012, the Court issued an Order granting Roseville’s request in part and denying the request in part. The Order provided that any non-privileged documents that were responsive to the narrow scope of the inspection permitted by the Order be produced by the Company on December 3, 2012. The Company produced such documentation on December 3, 2012; however, Roseville asserted certain purported objections to the December 3, 2012 inspection, which the Company disputed. Some of the objections were overruled by the Court on February 5, 2013. In an order dated May 9, 2013, the Court granted limited additional inspection of certain records which inspection was provided on May 21, 2013. Thereafter, Roseville informed the Court that it had no further objections to the inspection provided by the Company.

On June 28, 2013, Roseville filed an amended complaint that re-alleges the claims asserted in the initial complaint and with the same requests for relief. On July 26, 2013, the Company filed a motion to dismiss the amended complaint which is currently being briefed by the parties.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(f)	Consumer Product Safety Commission Staff Investigation

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

The Company disagrees with the position of the CPSC Staff, and believes that such position is unwarranted under the circumstances. As permitted by the notice, the Company provided the CPSC Staff with additional supplemental information in support of the Company’s position, including relevant factors in the Company’s favor that are required to be considered by the CPSC prior to the imposition of any civil penalty. The Company is currently working with the CPSC Staff regarding a possible resolution to the issue, and during the quarter ended June 30, 2013, the Company accrued $350,000 with respect thereto, which amount reflects the present value of a settlement proposal made by the Company to the CPSC Staff to be paid over time. The CPSC Staff has not accepted or rejected this proposal, and it is possible that no settlement will be achieved, or that any settlement or other disposition of the matter will involve substantially higher amounts than the amount accrued or be on terms less favorable to the Company. Legal costs will continue to be expensed as incurred. The Company intends to continue to work closely with the CPSC Staff in an effort to resolve this issue.

Given the current status of this matter, however, it is not yet possible to determine what, if any, actions will be formally taken by the CPSC, or the amount of any civil penalty that may be assessed. Based on currently available information, the Company cannot estimate the amount of the loss (or range of loss) in connection with this matter. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s financial condition, results of operations and/or cash flows. An adverse decision in this matter that requires any significant payment by us could result in a default under the Credit Agreement and have a material adverse effect on our financial condition and results of operations.

(g)	Wages and Hours Putative Class Action

On November 3, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, encaptioned Guadalupe Navarro v. Kids Line, LLC (the “Wages and Hours Action”). The Wages and Hours Action was brought by one plaintiff on behalf of a putative class for damages and equitable relief for: (i) failure to pay minimum, contractual and/or overtime wages (including for former employees with respect to their final wages), and failure to provide adequate meal breaks, in each case based on defendant’s time tracking system and automatic deduction and related policies; (ii) statutory penalties for failure to provide accurate wage statements; (iii) waiting time penalties in the form of continuation wages for failure to timely pay terminated employees; and (iv) penalties under the Private Attorneys General Act (PAGA). The plaintiff seeks wages for all hours worked, overtime wages for all overtime worked, statutory penalties under Labor Code Section 226(e), and Labor Code Section 203, restitution for unfair competition under Business and Professions Code Section 17203 of all monies owed, compensation for missed meal breaks, and injunctive relief. The complaint also seeks unspecified liquidated and other damages, statutory penalties, reasonable attorney’s fees, costs of suit, interest, and such other relief as the court deems just and proper. Although the total amount claimed is not set forth in the complaint, the complaint asserts that the plaintiff and the class members are not seeking more than $4.9 million in damages at this time (with a statement that plaintiff will amend his complaint in the event that the plaintiff and class members’ claims exceed $4.9 million).

On January 30, 2013, the Court denied plaintiff’s motion for class certification with respect to two of the proposed classes and continued for further briefing the motion for class certification with respect to the remaining proposed classes. During the quarter ended June 30, 2013, the Company reached an agreement in principle with counsel for the plaintiff on behalf of the purported classes to settle the litigation for $350,000, and has accrued such amount as of June 30, 2013. As the settlement has not yet been finalized, and will in any event be subject to approval by the Court, there can be no assurance that the settlement will be entered into at all, or that any actual settlement or other disposition of the litigation will not be in excess of amounts accrued or on terms less favorable to the Company than the agreement in principle. Legal costs will continue to be expensed as incurred. If a settlement is not achieved on terms acceptable to the Company, the Company intends to continue to vigorously defend the Wages and Hours Action.

(h)	Australia Distributorship Dispute

In November 2009, a complaint was filed in the United States District Court for the Northern District of Illinois, encaptioned Sahai Pty. Ltd. (“Sahai”) v. Sassy, Inc. (the “Australia Action”). The plaintiff claims that Sassy breached the distribution agreement previously entered into between the parties by wrongfully terminating plaintiff’s distributorship following plaintiff’s failure to achieve the minimum sales requirements included in the distribution agreement. Plaintiff sought damages of approximately $2.0 million. In November and December 2012, the Australia Action was tried before a jury, and a mistrial was declared when the jury failed to reach a unanimous verdict. A new trial was scheduled to commence on May 6, 2013.

Effective April 16, 2013, the parties agreed to settle their dispute and dismiss their respective claims in order to avoid the expense, distraction and unpredictability of further litigation. In connection therewith, the parties entered into a Settlement Agreement and related Distribution Agreement, pursuant to which, among other things: (i) Sahai was appointed as Sassy’s distributor in Australia and New Zealand for a two year term; (ii) Sassy agreed to pay to Sahai $375,000 (Australian dollars), or approximately U.S. $387,000, which amount was accrued at March 31, 2013 and was paid during the three months ended June 30, 2013; (iii) Sassy agreed to accept the return of up to $250,000 (Australian dollars), or approximately U.S. $258,000, of existing Sassy product inventory in Sahai’s possession and, in exchange therefor, to provide to Sahai a credit against new inventory purchases in an equivalent amount (however during the three months ended June 30, 2013, the Company recorded an inventory reserve of $167,000 as some of such inventory was obsolete); (iv) Sassy agreed to make available a marketing fund contribution of up to $100,000 (Australian dollars), or approximately U.S. $103,000, to reimburse Sahai for pre-approved marketing and promotional activities in connection with the sale of Sassy products; and (v) the parties agreed to dismiss with prejudice the Australia Action and to release each other from all claims.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As partial consideration for the purchase of the Kokopax® assets (described in Note 6), Sassy has agreed to pay to the seller of such assets, on a quarterly basis (when and if applicable), an amount equal to 10% of net sales achieved in respect of Kokopax products (commencing July 3, 2012) in excess of the first $2.0 million of such net sales until the earlier of: (i) March 31, 2015, and (ii) the date that such Kokopax net sales equal at least $10.0 million (the “Additional Consideration”); provided, that the aggregate amount paid in respect of the Additional Consideration (including an advance of $200,000 accrued by Sassy at closing) shall not exceed $1.0 million. The Company did not pay any amounts in connection with the foregoing during the three or six months ended June 30, 2013.

(k)	Purchase Commitments

The Company has approximately $23.4 million in outstanding purchase commitments at June 30, 2013, consisting primarily of purchase orders for inventory.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(l)	License and Distribution Agreements

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Most of these agreements are for two- to five-year terms with extensions if agreed to by both parties. Although the Company does not believe its business is dependent on any single license, the LaJobi Graco® license (which expires on March 31, 2015, subject to renewals and certain early termination rights) and the Kids Line Carter’s® license are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the three and six months ended June 30, 2013 and 2012. In July 2013, Kids Line and Carters® signed a new license agreement which expires on December 31, 2014. In addition, the Serta® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which expires on December 31, 2014) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case for each of the three and six months ended June 30, 2013 and 2012. While historically the Company has been able to renew the license agreements that it wishes to continue on terms acceptable to it, there can be no assurance that this will be the case, and the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on the Company’s results of operations. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The aggregate amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $17.4 million, of which approximately $6.2 million remained unpaid at June 30, 2013. Royalty expense for the three and six months ended June 30, 2013 was $2.3 million and $4.7 million, respectively. Royalty expense for the three and six months ended June 30, 2012 was $2.1 million and $4.1 million, respectively.

With respect to Items (a) through (h) above, the outcome of such matters (individually or in the aggregate) could materially and adversely affect the Company’s ability to maintain compliance with its financial covenants under its amended Credit Agreement, its financial position and/or its liquidity. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources.”

NOTE 10 – RELATED PARTY TRANSACTIONS

Effective September 12, 2012, Renee Pepys Lowe was appointed to the position of President of Kids Line and CoCaLo. CoCaLo contracts for warehousing and distribution services from a company that is managed by Ms. Lowe’s spouse. For the three and six months ended June 30, 2013, CoCaLo paid approximately $0.4 million and $0.8 million, respectively to such company for these services. For the three and six months ended June 30, 2012, CoCaLo paid approximately $1.0 million and $1.6 million, respectively to such company for these services.

From September 12, 2011 through March 13, 2013, Mr. Benaroya served as interim Executive Chairman and acting Chief Executive Officer of the Company pursuant to an agreement between the Company and RB, Inc., a Delaware corporation wholly-owned by Mr. Benaroya (the “Interim Agreement”), which provided for the full-time services of Mr. Benaroya for a fee of $100,000 per calendar month during its term. Notwithstanding the stated contractual amount, commencing as of September 2012, RB, Inc. advised the Company to reduce the fee to $75,000 per calendar month. Mr. Benaroya was not paid directors’ fees during the term of his engagement as interim Executive Chairman, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. The Interim Agreement was terminated on March 13, 2013, in connection with the appointment of Mr. Benaroya as President and Chief Executive Officer of the Company. The Company paid $0 and $0.2 million to RB, Inc. for the services of Mr. Benaroya pursuant to the Interim Agreement for the three and six months ended June 30, 2013, respectively. The Company paid $0.3 million and $0.6 million to RB, Inc. for the services of Mr. Benaroya pursuant to the Interim Agreement for the three and six months ended June 30 2012, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all applicable accounting pronouncements in effect as of June 30, 2013, and does not believe that there are any other new accounting pronouncements or changes in accounting pronouncements issued during the six months ended June 30, 2013, that might have a material impact on the Company’s financial position, results of operations or cash flows.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – SUBSEQUENT EVENT

2013 Equity Incentive Plan

On July 18, 2013, KID’s shareholders approved the 2013 Equity Incentive Plan (the “2013 EIP”) at KID’s 2013 Annual Meeting of Shareholders. The 2013 EIP provides for awards in any one or a combination of: (a) Stock Options, (b) SARs, (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the 2013 EIP may, as determined by the committee administering the 2008 EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the 2013 EIP will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the 2013 EIP, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 2,500,000 shares of Common Stock are reserved for issuance under the 2013 EIP. In the event all or a portion of an award is forfeited, terminated or cancelled, expired, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the 2013 EIP pursuant to a formula set forth therein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the “2012 10-K”), including the consolidated financial statements and notes thereto.

OVERVIEW

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four wholly-owned operating subsidiaries – Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) – we design, manufacture through third parties, and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, nursery appliances, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding, bath and baby care items with features that address the various stages of an infant’s early years, including the Kokopax® line of baby gear (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to retailers in North America and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force and distribution network to serve our customers in the United States and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries.

We generated net sales of approximately $44.1 million and $95.5 million for the three and six months ended June 30, 2013, respectively. International sales, defined as sales outside of the United States, including export sales, constituted 8.7% and 11.2% of our net sales for the six months ended June 30, 2013 and 2012, respectively.

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

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. The costs of warehousing, outbound handling costs and outbound shipping costs were $3.1 million and $6.2 million, for the three and six months ended June 30, 2013, respectively and $3.3 million and $6.8 million for the three and six months ended June 30, 2012, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers. See Note 1 of the Notes to Unaudited Consolidated Financial Statements for a discussion of the correction to prior periods in this Quarterly Report on Form 10-Q of an immaterial misclassification of certain expenses, which were originally classified as cost of sales, but in accordance with the accounting policy described above, have been reclassified as selling, general and administrative expenses for the three and six months ended June 30, 2012.

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

Credit Agreement Amendments

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

As has been previously disclosed, in March 2013, a large customer of ours deducted approximately $900,000 from its payment of outstanding amounts due (the “Deduction”). In connection with our investigation of the matter, we determined that the Deduction represented the customer’s annual accounting of product returns. The Company currently believes that a substantial portion of such claim is without merit or can be offset against other amounts owed to us by, or credited to, such customer and has been in discussions with the customer to resolve this issue. In connection therewith, on April 16, 2013, the Company and the Agent under the Credit Agreement executed an amendment thereto, to amend the definition of Adjusted EBITDA for purposes of determining compliance with the financial covenants in the Credit Agreement to include an additional add-back to net income, for past periods through April 2014, for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the Deduction, up to a maximum aggregate amount of $600,000. No amount in excess of our previously accrued 2012 product return reserve for this customer was recorded for the period ended December 31, 2012, and no additional amounts were accrued with respect to the Deduction as of June 30, 2013. Although the Company believes that this matter can be successfully resolved without recording any additional material amounts, there can be no assurance that this will be the case.

As of March 31, 2013, the Company was in compliance with all applicable financial covenants under the amended Credit Agreement. However, the Company believed that it would be unlikely to remain in compliance with its Adjusted EBITDA covenant for the month ended April 30, 2013 and, potentially, certain future monthly testing periods. In connection therewith, the Borrowers and the Agent thereunder executed a Second Amendment to Credit Agreement (“Amendment No. 2”) on May 16, 2013, effective as of April 1, 2013. Pursuant to Amendment No. 2, among other things: (i) the Adjusted EBITDA covenant would be tested on a quarterly basis (instead of monthly), unless and until specified trigger events occur (in which case monthly testing will resume); (ii) the minimum Adjusted EBITDA required was lowered for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) the definition of Adjusted EBITDA was amended to increase the amount of certain permissible add-backs to net income in the calculation thereof.

Although the Company was in compliance with the quarterly Adjusted EBITDA covenant as of June 30, 2013, the Company determined that the Trigger Event pertaining to availability occurred as of July 1, 2013 (requiring a reversion to monthly testing). In addition, based on management’s current estimates, the Company believes that it will be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended July 31, 2013, and may not remain in compliance with such covenant for certain other monthly testing periods in 2013. As a result, the Borrowers and the Agent executed a letter agreement on August 13, 2013 (the “Letter Agreement”), to eliminate the requirement for the Company to comply with the monthly Adjusted EBITDA covenant for the testing periods ending on each of July 31, 2013 and August 31, 2013. The Letter Agreement also provides that if no default or event of default has occurred or is continuing, and the Company delivers to the Agent (within 30 days of the execution of the Letter Agreement) a revised monthly business plan that is reasonably satisfactory to the Agent for July 1, 2013 through December 31, 2013, the Agent will endeavor, on or about the date of delivery of the revised business plan, to prepare and present to the Lenders for execution, an amendment to the Credit Agreement on terms acceptable to the Agent and the Required Lenders, which shall, among other things: (x) increase the applicable margin with respect to loans under the Tranche A Revolver by 50 basis points, and (y) reset the minimum Adjusted EBITDA covenant levels based on the Adjusted EBITDA values in the revised business plan for the remainder of 2013. Although the Company is negotiating with the Agent with respect to the terms of the anticipated amendment to the Credit Agreement described above, and the Company believes that such amendment will be executed in a timely manner and on terms acceptable to the Company, there can be no assurance that this will be the case. Any failure to secure such amendment, or maintain compliance with its financial covenants, could have a material adverse effect on the Company’s financial condition or results of operations. See “Liquidity and Capital Resources” for a discussion of the potential consequences to the Company in the event that it cannot maintain compliance with its financial covenants.

For a detailed description of these amendments to the Credit Agreement, see Note 4 of the Notes to Unaudited Consolidated Financial Statements and “Liquidity and Capital Resources — Debt Financing” below.

General Counsel Appointment

Effective August 14, 2013, Jodie Simon Friedman was appointed to the position of Vice President, General Counsel and Secretary of the Company, in connection with the resignation of Marc Goldfarb as of such date as Senior Vice President, General Counsel and Secretary of the Company to pursue other opportunities. At the Company’s request, Mr. Goldfarb has agreed to remain available to the Company as a legal consultant, pursuant to an arrangement with the Company that has not yet been finalized.

CFO Appointment

As of July 5, 2013, Kerry Carr, KID’s Executive Vice President and Chief Operating Officer, assumed the additional role of Chief Financial Officer of the Company (serving as principal financial officer and principal accounting officer), replacing James Christl, who previously served in such capacities and who resigned as Senior Vice President and Chief Financial Officer of the Company for personal reasons effective July 1, 2013. Mr. Christl replaced Mr. Paglinco as Chief Financial Officer upon his resignation as of May 29, 2013.

IP Sale

On June 30, 2013, RB Trademark Holdco LLC (“Seller”), a wholly-owned subsidiary of KID, entered into an acquisition agreement (the “Agreement”) with Larsen and Bowman Holdings Ltd., a Limited Corporation organized under the laws of British Columbia (“Buyer”), for the sale by Seller to Buyer of specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names, and associated goodwill (collectively, the “IP”). The purchase price for the IP (which had no value on the Company’s books) was $1.25 million, payable by Buyer to Seller by promissory note (the “Note”). A $0.1 million installment on the Note was paid on July 2, 2013, a payment of $0.65 million was made on July 31, 2013, and the remaining $0.5 million is payable in specified installments over a four year period. The obligations of the Buyer under the Note are secured by the IP pursuant to the terms of a Security Agreement dated June 30, 2013.

Intangible Assets

Due to continued softness in the business during the second quarter of 2013, the Company determined that indicators of impairment of its indefinite-lived intangible assets (consisting of trade names) existed, and conducted testing of all of the Company’s trade names as of June 30, 2013 in connection therewith. Testing of trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s June 30, 2013 analysis, it used a five-year projection period, which has been its prior practice. For the interim testing, the Company concluded that it was appropriate to retain the long-term growth rates and assumed royalty rates used for its 2012 annual testing. Such interim testing demonstrated that no trade names were impaired as of June 30, 2013.

NYSE Notification

Our common stock is currently listed on the New York Stock Exchange (NYSE). On December 14, 2012, the NYSE notified the Company that we had fallen below the continued listing standard that requires average market capitalization to not fall below $50.0 million for a 30 trading-day period or total stockholders’ equity of at least $50.0 million. The Company fell below such standard primarily as a result of the previously disclosed $45.0 million increase in the Company’s non-cash valuation allowance for deferred tax assets recorded during the quarter ended September 30, 2012, which reduced the Company’s stockholders’ equity to $40.5 million (the Company’s market capitalization was already below $50 million). In accordance with procedures of the NYSE, we timely submitted to the NYSE a plan that to attain compliance, within 18 months, with the continued listing standards of the NYSE. This plan was accepted by the NYSE on March 14, 2013. As a result, our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and quarterly review by the NYSE staff for compliance with this plan. If we do not make progress consistent with the plan during the plan period, we will be subject to delisting proceedings. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline or become more volatile. Delisting could also make it more difficult for us to raise additional capital.

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

•

implementing strategies to further capture synergies among our businesses, through cross-marketing opportunities, consolidation of certain operational activities and other collaborative activities; and

•	continuing efforts to manage costs within and across each of our businesses.

General Economic Conditions as they Impact Our Business

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty can lead to reduced consumer and business spending, and the purchasers of their products, as well as reduced consumer confidence In addition, there has been a continuing shift in the channels from which consumers purchase goods, including from brick-and-mortar stores to online venues, and our business will be affected by our ability to adapt to such changes in an efficient manner. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectability of cash from our customers and/or (iv) increased pressure from major retailers to offer additional mark downs and other pricing accommodations. See Item 1A, “Risk Factors – The state of the economy may impact our business” of the 2012 10-K.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2013 AND 2012

As is disclosed in the 2012 10-K, in connection with the implementation of our new consolidated information technology system (described in “Liquidity and Capital Resources” below), the Company identified a misclassification of expenses relating to certain warehousing, outbound handling and outbound shipping costs in the Consolidated Statements of Operations for each of the years ending December 31, 2011 and 2010 and applicable interim periods (including interim periods in 2012). As a result, the Company has revised prior period financial statements for such periods to correct this misclassification. See Note 1, “Immaterial Correction”. With respect to the three months ended June 30, 2012, this misclassification resulted in an understatement of selling, general and administrative expenses in the amount of $1.2 million, and a corresponding overstatement of cost of sales, in the Unaudited Consolidated Statement of Operations for such period. The discussion and analysis included below is based on the revised Unaudited Consolidated Statements of Operations for the three months ended June 30, 2012 included herein. The misstatements had no impact on previously reported Income from Operations, (Loss) from Operations before Income Tax (Benefit), Net Income, or Income Per Share for such period. No adjustments were required to be made to the December 31, 2012 Balance Sheet, or the Statements of Comprehensive (Loss) Income, Statements of Shareholders’ Equity, or Statements of Cash Flows for any affected period.

Net sales for the three months ended June 30, 2013 decreased 20.5% to $44.1 million, compared to $55.5 million for the three months ended June 30, 2012. This decrease was the result of sales declines of 33.9% at CoCaLo, 27.2% at Kids Line and 23.8% at LaJobi, in each case primarily due to significantly lower sales volume at certain large customers. These declines were partially offset by an increase in sales of 10.6% at Sassy, primarily due to continued acceptance of products. The sales decreases at CoCaLo and Kids Line also reflect higher closeout sales in the second quarter of 2012, the discontinuance of underperforming products and licenses ($3.0 million), as well as lower international sales at the Company’s foreign subsidiaries ($1.1 million), resulting in part from the closure of the Company’s UK operations at the end of 2012.

Gross profit was $11.1 million, or 25.1% of net sales, for the three months ended June 30, 2013, as compared to $14.4 million, or 25.9% of net sales, for the three months ended June 30, 2012. As a percentage of net sales, gross profit margins decreased primarily as a result of: (i) higher product costs ($0.6 million); (ii) higher royalty expense ($0.3 million); and (iii) higher markdowns and allowances ($0.2 million), partially offset by lower inventory reserves ($0.5 million). In absolute terms, gross profit decreased as a result of lower sales ($2.7 million) and the factors listed above that negatively impacted gross margins.

Selling, general and administrative (“SG&A”) expense was $14.7 million, or 33.3% of net sales, for the three months ended June 30, 2013 as compared to $13.5 million, or 24.3% of net sales, for the three months ended June 30, 2012. SG&A expense increased both as a percentage of sales and in absolute terms primarily as a result of: (i) increased legal fees, a settlement payment and settlement proposal accruals (an aggregate of $1.6 million); (ii) increased sales samples ($0.3 million); (iii) increased banking and other professional fees ($0.2 million); (iv) increased bonus accrual ($0.1 million); (v) increased recruiting fees ($0.1 million); (vi) increased travel and entertainment expenses ($0.1 million); and (vii) increased IT consulting fees ($0.1 million). These increases were offset, in part by: (a) decreased personnel costs related to reductions in headcount ($0.3 million); (b) decreased third party logistics (“3PL”) costs ($0.3 million); (c) decreased marketing costs ($0.2 million); (d) lower warehousing costs ($0.1 million); (e) decreased product development costs ($0.1 million); (f) decreased insurance costs ($0.1 million); (g) decreased severance cost ($0.1 million); and (h) decreased stock-based compensation expense ($0.1 million).

Other income was $0.2 million for the three months ended June 30, 2013 as compared to other expense of $1.6 million for the three months ended June 30, 2012. This improvement of approximately $1.8 million was primarily due to (i) the gain on the sale of specified intellectual property described in “Recent Developments – IP Sale” above ($1.2 million) (the “IP Sale Gain”); (ii) a favorable variance in foreign currency exchange of $0.5 million primarily reflecting the reclassification of cumulative translation adjustments upon liquidation of foreign entities as compared to the prior year period, and (iii) a decrease in interest expense of $0.1 million due to lower borrowing costs in such period compared to the same period in 2012.

Loss before income tax provision was $3.4 million for the three months ended June 30, 2013 as compared to loss before income tax benefit of $0.8 million for the three months ended June 30, 2012, primarily as a result of the items described above.

The income tax provision for the three months ended June 30, 2013 was $40,000 on loss before income tax provision of $3.4 million. The difference between the effective tax rate of -1.2% for the three months ended June 30, 2013 and the U.S. federal tax rate of 35% was related to a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and full valuation allowance on deferred tax assets ($1.2 million); offset by (i) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($35,000); and (ii) an increase in the liability for unrecognized tax benefits ($5,000) as a result of additional interest being accrued. The income tax benefit for the three months ended June 30, 2012 was $970,000 on loss before income tax benefit of $761,000. The difference between the effective tax rate of 127.5 % for the three months ended June 30, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increase the Company’s foreign tax credit carry forward and valuation allowance ($1.2 million); and (ii) the true-up of prior year federal and state tax estimates ($82,000); offset by: (i) foreign adjustments related to foreign rate differences and withholding taxes ($229,000); (ii) losses incurred by the Company’s UK subsidiary which do not generate a tax benefit ($143,000); (iii) state tax provisions ($121,000); (iv) the effect of permanent adjustments ($49,000); and (v) an increase in the liability for unrecognized tax benefits ($7,000).

As a result of the foregoing, net loss for the three months ended June 30, 2013 was $3.4 million, or ($0.16) per diluted share, compared to net income of $0.2 million, or $0.01 per diluted share, for the three months ended June 30, 2012.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2013 AND 2012

As is disclosed in the 2012 10-K, in connection with the implementation of our new consolidated information technology system (described in “Liquidity and Capital Resources” below), the Company identified a misclassification of expenses relating to certain warehousing, outbound handling and outbound shipping costs in the Consolidated Statements of Operations for each of the years ending December 31, 2011 and 2010 and applicable interim periods (including interim periods in 2012). As a result, the Company has revised prior period financial statements for such periods to correct this misclassification. See Note 1, “Immaterial Correction”. With respect to the six months ended June 30, 2012, this misclassification resulted in an understatement of selling, general and administrative expenses in the amount of $2.6 million, and a corresponding overstatement of cost of sales, in the Unaudited Consolidated Statement of Operations for such period. The discussion and analysis included below is based on the revised Unaudited Consolidated Statements of Operations for the six months ended June 30, 2012 included herein. The misstatements had no impact on previously reported Income from Operations, (Loss) from Operations before Income Tax (Benefit), Net (Loss), or (Loss) Per Share for such period.

Net sales for the six months ended June 30, 2013 decreased 13.7% to $95.5 million, compared to $110.7 million for the six months ended June 30, 2012. This decrease was primarily the result of sales declines of 21.4% at Kids Line, 18.0% at LaJobi and 15.3% at CoCaLo, in each case primarily due to significantly lower sales volume at certain large customers. These declines were partially offset by an increase in sales of 19.3% at Sassy, primarily due to continued product acceptance. The sales decreases at CoCaLo and Kids Line also reflect higher closeout sales in the six months ended June 30, 2012, the discontinuance of underperforming products and licenses ($4.8 million), as well as lower international sales from the Company’s foreign subsidiaries ($2.1 million), resulting in part from the closure of the Company’s UK operations at the end of 2012.

Gross profit was $25.5 million, or 26.7% of net sales, for the six months ended June 30, 2013, as compared to $29.6 million, or 26.7% of net sales, for the six months ended June 30, 2012. As a percentage of net sales, gross profit margins were flat. In absolute terms, gross profit decreased as a result of: (i) lower sales ($3.9 million); (ii) higher royalty expense ($0.6 million); and higher product costs ($0.3 million), partially offset by lower inventory reserves ($0.6 million) and other lower cost of sales ($0.1 million).

SG&A expense was $28.5 million, or 29.9% of net sales, for the six months ended June 30, 2013 as compared to $29.4 million, or 26.5% of net sales, for the six months ended June 30, 2012. SG&A expense increased as a percentage of sales due to lower sales volume and decreased in absolute terms primarily as a result of: (i) decreased personnel costs related to reductions in headcount ($0.9 million); (ii) decreased product development costs ($0.5 million); (iii) decreased 3PL costs ($0.5 million); (iv) decreased marketing costs ($0.5 million); (v) lower warehousing costs ($0.4 million); (vi) decreased severance costs ($0.4 million); and (vii) the impact of other expense reduction initiatives that resulted in an aggregate additional savings of $0.1 million. These decreases were offset by increases in: (a) legal fees, a settlement payment and settlement proposal accruals (an aggregate of $1.7 million); (b) recruiting fees ($0.3 million); (c) stock-based compensation expense ($0.2 million) as a result of an inducement award granted in connection with the appointment of our President and Chief Executive Officer; (d) bonus accrual ($0.2 million); and (e) professional fees related to banking ($0.1 million).

Other expense was $1.3 million for the six months ended June 30, 2013 as compared to $2.3 million for the six months ended June 30, 2012. This decrease of approximately $1.0 million was primarily due to: (i) the $1.2 million IP Sale Gain; and (ii) a favorable variance in foreign currency exchange of $0.1 million primarily reflecting the reclassification of cumulative translation adjustments upon liquidation of foreign entities as compared to the prior year period, partially offset by an increase in interest expense ($0.3 million), due to higher borrowing costs in such period compared to the same period in 2012.

Loss before income tax provision was $4.3 million for the six months ended June 30, 2013 as compared to loss before income tax benefit of $2.0 million for the six months ended June 30, 2012, primarily as a result of the items described above.

The income tax provision for the six months ended June 30, 2013 was $77,000 on loss before income tax provision of $4.3 million. The difference between the effective tax rate of -1.8% for the six months ended June 30, 2013 and the U.S. federal tax rate of 35% was related to a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and full valuation allowance on deferred tax assets ($1.5 million); offset by (i) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($67,000); and (ii) an increase in the liability for unrecognized tax benefits ($9,000) as a result of additional interest being accrued. The income tax benefit for the six months ended June 30, 2012 was $1,441,000 on loss before income tax benefit of $2,035,000. The difference between the effective tax rate of 70.8 % for the six months ended June 30, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increase the Company’s foreign tax credit carry forward and valuation allowance ($1.2 million); and (ii) the true-up of prior year federal and state tax estimates ($82,000); offset by: (i) foreign adjustments related to foreign rate differences and withholding taxes ($235,000); (ii) losses incurred by the Company’s UK subsidiary which do not generate a tax benefit ($143,000); (iii) state tax provisions ($68,000); (iv) the effect of permanent adjustments ($60,000); and (v) an increase in the liability for unrecognized tax benefits ($13,000).

As a result of the foregoing, net loss for the six months ended June 30, 2013 was $4.4 million, or ($0.20) per diluted share, compared to net loss of $0.6 million, or ($0.03) per diluted share, for the six months ended June 30, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our senior credit facility. At June 30, 2013 and December 31, 2012, revolving loan availability under our senior credit facility was $10.0 million and $11.4 million, respectively.

Under our current senior credit facility, as of June 30, 2013, we were subject to, among other things, a minimum quarterly Adjusted EBITDA covenant, based on a trailing twelve-month period ending on the applicable testing date (previously, such covenant was tested on a monthly basis). Although the Company was in compliance with the quarterly Adjusted EBITDA covenant as of June 30, 2013, the Company determined that a specified trigger event pertaining to availability occurred as of its July 1, 2013 testing date, requiring a reversion to monthly testing. In addition, based on management’s current estimates, the Company believes that it will be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended July 31, 2013, and may not remain in compliance with such covenant for certain other monthly testing periods in 2013. As a result, the Borrowers and the Agent executed a letter agreement on August 13, 2013 (the “Letter Agreement”), to eliminate the requirement for the Company to comply with the monthly Adjusted EBITDA covenant for the testing periods ending on each of July 31, 2013 and August 31, 2013.

The Letter Agreement also provides that if no default or event of default has occurred or is continuing, and the Company delivers to the Agent (within 30 days of the execution of the Letter Agreement) a revised monthly business plan that is reasonably satisfactory to the Agent for July 1, 2013 through December 31, 2013, the Agent will endeavor, on or about the date of delivery of the revised business plan, to prepare and present to the Lenders for execution, an amendment to the Credit Agreement on terms acceptable to the Agent and the Required Lenders, which shall, among other things: (x) increase the applicable margin with respect to loans under the Tranche A Revolver by 50 basis points, and (y) reset the minimum Adjusted EBITDA covenant levels based on the Adjusted EBITDA values in the revised business plan for the remainder of 2013. Although the Company is negotiating with the Agent with respect to the terms of the anticipated amendment to the Credit Agreement described above, and the Company believes that such amendment will be executed in a timely manner and on terms acceptable to the Company, there can be no assurance that this will be the case. If the Company does not secure such amendment on acceptable terms, based on current estimates, the Company believes that it may not remain in compliance with the Adjusted EBITDA covenant for certain other monthly testing periods in 2013. To the extent the Company cannot maintain compliance with the financial covenants (whether or not such amendment is executed on terms acceptable to the Company), the Lenders may, among other things, impose a default rate of interest, accelerate the loans, declare the commitments thereunder to be terminated, refuse to permit further draw-downs on the Tranche A and/or Tranche A-1 Revolvers, seize collateral, or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that we maintain. All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our senior credit facility (subject to the discussion in the preceding two paragraphs) are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months (including expected customs duty assessments and related interest), based on current assumptions regarding the amounts and timing of such expenditures and anticipated cash flows. Assuming we secure the anticipated amendment to our credit agreement described above on terms acceptable to us, we currently expect to remain in compliance with the revised financial covenants resulting therefrom for at least the next twelve months. Based on our current expectations, however, any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, or any significant earnout payments, significant business or product acquisitions, or other significant unanticipated expenses or accruals (including: customs duty assessments and related interest in excess of current accruals and/or any related penalties; fines or penalties imposed on the Company in connection with the CPSC investigation described in Note 9 of the Notes to Unaudited Consolidated Financial Statements in excess of current accruals: fines or penalties resulting from any future CPSC investigation; unanticipated financial statement accruals; and/or unanticipated judgments in pending litigations/arbitration) could result in a default (including of the minimum Adjusted EBITDA requirement) under our credit agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. See Note 9 to the Notes to Unaudited Consolidated Financial Statements, for a discussion, among other things, of certain pending arbitration, litigations and investigations, the outcome of which (individually or in the aggregate) could materially and adversely affect the Company’s compliance with its financial covenants under its amended credit agreement, its financial condition and/or liquidity. See Item 1A – Risk Factors of the 2012 10-K –“Inability to maintain compliance with the bank covenants” and “We are currently party to litigation and other matters that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business”. See also “Debt Financing” below for conditions precedent contained in our credit agreement with respect to the payment of Customs duties or any earnout consideration, as well as the financial covenants applicable to the Company.

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

See “Recent Developments – Credit Agreement Amendments” above for a description of the Deduction made by a large customer, which Deduction may adversely impact liquidity to the extent it is not favorably resolved. See also “Debt Financing” below for a description of an amendment to our senior credit facility that specifies that any additional expense or accrual (up to an aggregate of $600,000), in the event of any unfavorable resolution of such dispute, will not trigger a default of our financial covenants under such credit facility.

See Note 7 of the Notes to Unaudited Consolidated Financial Statements for a description of the Company’s customers who account for a significant percentage of the Company’s gross sales (and the volume of business conducted with such customers) during the three and six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013 and December 31, 2012, the Company had cash and cash equivalents of $0.3 million. As of June 30, 2013 and December 31, 2012, working capital was ($17.4 million) and ($13.9 million), respectively. The negative working capital reflects the classification of all outstanding debt under the Company’s current credit agreement as short-term debt. The increase in negative working capital is due to losses incurred during the six months ended June 30, 2013.

Net cash provided by operating activities was $6.3 million during the six months ended June 30, 2013 compared to net cash provided by operating activities of $1.0 million during the six months ended June 30, 2012. Operating activities reflected the net loss of $4.4 million in the first six months of 2013, as compared to net loss of $0.6 million in the first six months of 2012. Cash provided by operations for the six months ended June 30, 2013 was impacted by a net decrease in accounts receivable of $5.4 million, primarily resulting from lower sales, a net decrease in inventory of $2.1 million and an increase from the prior year period of $2.8 million in accounts payable and accrued expenses as a result of the timing of payments, partially offset by an increase in prepaid expenses and other current assets of $0.8 million.

Net cash provided by operating activities was $1.0 million during the six months ended June 30, 2012. Operating activities reflected the net loss of $0.6 million for the first six months of 2012. Cash provided by operations for the six months ended June 30, 2012 includes an increase in inventory of $2.9 million, offset by a decrease in accounts receivable of $4.7 million due to lower sales, and a decrease in accrued expenses of $2.3 million.

Net cash used in investing activities was $0.7 million for both the six months ended June 30, 2013 and 2012. The cash used for both years was for capital expenditures.

Net cash used in financing activities was $6.0 million for the six months ended June 30, 2013 as compared to net cash used in financing activities of $1.6 million for the six months ended June 30, 2012. The cash used during the six months ended June 30, 2013 primarily reflects repayment of debt under the Company’s current credit agreement and the cash used for the six months ended June 30, 2012 primarily reflects borrowings under the Company’s prior credit agreement.

Debt Financing

On December 21, 2012 (amended as of April 16, 2013, May 16, 2013 and August 13, 2013 as described below), the Company, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with the Company, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The obligations of the Borrowers under the Credit Agreement are joint and several. All of the Company’s indebtedness for borrowed money under the Credit Agreement is classified as short term debt.

The Credit Agreement was amended on each of April 16, 2013, May 16, 2013 and via letter agreement, August 13, 2013. The April 2013 amendment amended the definition of Adjusted EBITDA for purposes of determining compliance with applicable financial covenants. The May 2013 amendment, among other things: (i) instituted quarterly (as opposed to the previous monthly) testing of the Adjusted EBITDA covenant, unless and until specified trigger events occur (in which case monthly testing will resume); (ii) lowered the minimum Adjusted EBITDA required pursuant to such covenant for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) amended the definition of Adjusted EBITDA to increase the amount of certain permissible add-backs to net income in the calculation thereof, in each case as of April 1, 2013. The August 2013 letter agreement, among other things, eliminated the requirement for the Company to comply with the monthly Adjusted EBITDA covenant for the testing periods ending on each of July 31, 2013 and August 31, 2013 (monthly testing of the Adjusted EBITDA covenant resumed as a result of the occurrence of a trigger event pertaining to availability as of July 1, 2013). Each of these amendments are described in further detail below.

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

At June 30, 2013, an aggregate of $50.4 million was borrowed under the Credit Agreement ($33.4 million under the Tranche A Revolver and $17.0 million under the Tranche A-1 Revolver). At December 31, 2012, an aggregate of $57.5 million was borrowed under the Credit Agreement ($38.8 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At June 30, 2013 and December 31, 2012, revolving loan availability was $10.0 million and $11.4 million, respectively.

Loans under the Credit Agreement currently bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates would increase by 3.50% per annum. The weighted average interest rates for the outstanding loans under the Credit Agreement as of June 30, 2013 and December 31, 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver.

Subject to borrowing base limitations described in Note 4 of the Notes to Unaudited Consolidated Financial Statements, the Borrowers may borrow, repay (without premium or penalty) and re-borrow advances under each of the Tranche A Revolver and the Tranche A-1 Revolver until December 21, 2016 (the “Maturity Date”), at which time all outstanding obligations under the Credit Agreement are due and payable (subject to early termination provisions). Other than in connection with a permanent reduction of the Tranche A-1 Revolver as described below, repayments shall be first applied to the Tranche A Revolver, and upon repayment of the Tranche A Revolver in full, to the Tranche A-1 Revolver.

Mandatory prepayment events, the borrowing base limitations applicable to the Tranche A Revolver and the Tranche A-1 Revolver, and the conditions under which the Borrowers may in their discretion terminate or permanently reduce the commitments under the Tranche A Revolver or the Tranche A-1 Revolver, are described in detail in Note 4 of the Notes to Unaudited Consolidated Financial Statements.

Under the Credit Agreement, the Company is subject to a minimum Adjusted EBITDA covenant based on a trailing twelve-month period ending on the applicable testing date, and commencing March 31, 2013, a minimum consolidated Fixed Charge Coverage Ratio of 1.1:1.0 (the “Financial Covenants”).

As has been previously disclosed, in March 2013, a large customer of ours deducted approximately $900,000 from its payment of outstanding amounts due (the “Deduction”). In connection therewith, the Borrowers and the Agent under the Credit Agreement executed a First Amendment to Credit Agreement (“Amendment No. 1”), to amend the definition of Adjusted EBITDA for purposes of determining compliance with the financial covenants under the Credit Agreement, commencing with the month ended December 31, 2012 through April 30, 2014, to include an additional add-back to net income for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the Deduction, up to a maximum aggregate amount of $600,000 (an “Excess Accrual”). In April 2013, the Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 1, and will pay an additional $50,000 if an when the Borrowers first use the amounts of any Excess Accrual as an add-back to net income in determining compliance with the financial covenants as permitted by Amendment No. 1.

Under the original terms of the Credit Agreement, the Adjusted EBITDA covenant was tested on a monthly basis, for the trailing twelve-month period ending on the last day of each month. As of March 31, 2013, the Company was in compliance with all Financial Covenants in the Credit Agreement. However, the Company believed that it would be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended April 30, 2013 and, potentially, certain future monthly testing periods. Accordingly, the Borrowers and the Agent executed a Second Amendment to Credit Agreement (“Amendment No. 2”) on May 16, 2013, effective as of April 1, 2013. Pursuant to Amendment No. 2, among other things: (i) the Adjusted EBITDA covenant would be tested on a quarterly basis, unless and until specified trigger events described below occur; (ii) the minimum Adjusted EBITDA required was lowered for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) the definition of Adjusted EBITDA was amended to increase the amount of certain permissible add-backs to net income in the calculation thereof (described in Note 4 to the Notes to Unaudited Consolidated Financial Statements). The Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 2, and agreed to a four month increase in the Agent’s monthly monitoring fee (for an aggregate additional payment of 30,000). Pursuant to Amendment No. 2, monthly testing of the Adjusted EBITDA covenant will resume in the event that the Loan Parties fail to maintain: (x) average daily availability for a trailing two month period of $9.0 million, measured on each of July 1, 2013 and August 1, 2013, and $11.0 million, measured on the first day of each month commencing September 1, 2013; or (y) a ratio of operating expenses to gross profit, tested as of the last day of each month, commencing June 30, 2013, for the year-to-date period, of not more than 105% (either of such events, a “Trigger Event”). Although the Company was in compliance with the quarterly Adjusted EBITDA covenant as of June 30, 2013, the Company determined that the Trigger Event pertaining to availability occurred as of July 1, 2013 (requiring a reversion to monthly testing). In addition, based on management’s current estimates, the Company believes that it will be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended July 31, 2013, and may not remain in compliance with such covenant for certain other monthly testing periods in 2013. As a result, the Borrowers and the Agent executed a letter agreement on August 13, 2013 (the “Letter Agreement”), to eliminate the requirement for the Company to comply with the monthly Adjusted EBITDA covenant for the testing periods ending on each of July 31, 2013 and August 31, 2013. In connection with the execution of the Letter Agreement, the Company paid a fee of $25,000 to the Agent, and agreed, commencing October 1, 2013, to a $5,000 monthly increase in the monitoring fee payable to the Agent.

The Letter Agreement also provides that if no default or event of default has occurred or is continuing, and the Company delivers to the Agent (within 30 days of the execution of the Letter Agreement) a revised monthly business plan that is reasonably satisfactory to the Agent for July 1, 2013 through December 31, 2013, the Agent will endeavor, on or about the date of delivery of the revised business plan, to prepare and present to the Lenders for execution, an amendment to the Credit Agreement (“Amendment No. 3”) on terms acceptable to the Agent and the Required Lenders, which shall, among other things: (x) increase the applicable margin with respect to loans under the Tranche A Revolver by 50 basis points, and (y) reset the minimum Adjusted EBITDA covenant levels based on the Adjusted EBITDA values in the revised business plan for the periods ending September 30, 2013 through December 31, 2013, using a comparable methodology as was used to establish the 2013 requirements, including a set-back no more than the set-back used to establish such requirements. Although the Company is negotiating with the Agent with respect to the terms of Amendment No. 3, and the Company believes that Amendment No. 3 will be executed in a timely manner and on terms acceptable to the Company, there can be no assurance that this will be the case. If the Company does not secure Amendment No. 3 on acceptable terms, based on current estimates, the Company believes that it may not remain in compliance with the Adjusted EBITDA covenant for certain other monthly testing periods in 2013. To the extent the Company cannot maintain compliance with its financial covenants (whether or not Amendment No. 3 is executed on terms acceptable to the Company), the Lenders may, among other things, impose a default rate of interest, accelerate the loans, declare the commitments thereunder to be terminated, refuse to permit further draw-downs on the Tranche A and/or Tranche A-1 Revolvers, seize collateral, or take other actions of secured creditors. Any of the foregoing could have a material adverse effect on the Company’s financial condition or results of operations. See “Liquidity and Capital Resources” for a discussion of the potential consequences to the Company in the event that it cannot maintain compliance with its financial covenants.

See Note 4 of the Notes to Unaudited Consolidated Financial Statements for a detailed description of: (i) how each Financial Covenant is defined and calculated; and (ii) the minimum Adjusted EBITDA levels required for applicable periods prior and subsequent to the Letter Agreement, which description is incorporated herein by reference thereto.

The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events, required compliance certificates, and certificates from the Company’s independent auditors. As a result of the delay in filing the 2012 10-K, the Company was not in compliance with a covenant under the Credit Agreement that required the delivery of financial statements for 2012 within 90 days of the end of such fiscal year. Such noncompliance was waived by the Agent on April 2, 2013. In addition, among other restrictions, the Loan Parties (the Borrowers and guarantors, if any) and their subsidiaries (other than specified inactive subsidiaries) are prohibited from: consummating a merger or other fundamental change; paying cash dividends or distributions; purchasing or redeeming stock (including under the Company’s stock purchase plan); incurring additional debt or allowing liens to exist on their assets; making acquisitions; disposing of assets; issuing equity and consummating other transactions outside of the ordinary course of business; making specified payments and investments; engaging in transactions with affiliates; amending material contracts to the extent such amendment would result in a default or event of default or would be materially adverse to the Lenders; paying Duty Amounts; or paying any LaJobi Earnout Consideration, subject in each case to limited specified exceptions, the more significant of which are described in Note 4 to the Notes to Unaudited Consolidated Financial Statements.

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

Other Events and Circumstances Pertaining to Liquidity

A discussion of, among other things: (i) the status of an arbitration proceeding initiated by Mr. Bivona with respect to the LaJobi Earnout Consideration and matters pertaining to his employment agreement with the Company, and the impact of the Restatement on such matters, including the required recordation of an approximate $11.7 million liability (with a corresponding offset to goodwill) as of December 31, 2010, and the impairment of all such goodwill as of December 31, 2011; (ii) the “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith (and a settlement submission made with respect thereto), and an informal SEC investigation and a document request from the United States Attorney’s Office for the District of New Jersey with respect to such matters; (iii) the Customs Review (as defined and described in detail in Note 9 to the Notes to Unaudited Consolidated Financial Statements) and related investigation, charges recorded in connection therewith, and settlement submissions made as a result thereof; (iv) the status of a putative class action which was originally filed against KID and certain of its officers and directors in March of 2011, dismissed with prejudice in October of 2012, and appealed by the plaintiffs in November of 2012; (v) a putative derivative shareholder litigation originally instituted in May of 2011, with respect to which an amended complaint was filed on June 28, 2013; (vi) the status of a complaint filed against Kids Line with respect to specified wages and hours allegations; (vii) a CPSC staff investigation into alleged LaJobi violations of certain reporting requirements; and (viii) the settlement of a complaint filed against Sassy with respect to an alleged wrongful termination of a distribution agreement, can be found in the section captioned “Recent Developments” above or Note 9 of the Notes to Unaudited Consolidated Financial Statements.

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

During the three months ended March 31, 2013, we completed the installation of a new consolidated information technology system for our operations, which we believe provides greater efficiencies, and greater reporting capabilities than those provided by the prior systems. In connection with such implementation, we incurred aggregate costs of approximately $3.4 million. Such costs were financed with borrowings under our credit facility. Any difficulties associated with such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

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

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of June 30, 2013 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Operating Lease Obligations	$5,408	$1,608	$1,117	$985	$816	$754	$128
Purchase Obligations (1)	23,415	23,415	—	—	—	—	—
Debt Obligations (2)	50,360	—	—	—	50,360	—	—
Royalty Obligations	6,215	2,930	3,264	21	—	—	—

Total Contractual Obligations (2)(3)(4)	$85,398	$27,953	$4,381	$1,006	$51,176	$754	$128

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.

(2)	The Company’s debt obligations represent approximately $33.4 million borrowed under the Tranche A Revolver, and approximately $17.0 million borrowed under the Tranche A-1 Revolver at June 30, 2013. The Tranche A Revolver and the Tranche A-1 Revolver each mature on December 21, 2016. In accordance with applicable accounting standards, all of the Company’s indebtedness for borrowed money at June 30, 2013 is classified as short-term debt in the Unaudited Consolidated Balance Sheets. Required interest under the Tranche A Revolver and the Tranche A-1 Revolver are based on the outstanding debt and interest based on a fluctuating 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%) plus a specified margin, and therefore cannot be calculated. The estimated 2013 interest payment for the Tranche A Revolver using an assumed 4.5% interest rate and the outstanding balance at June 30, 2013 would be $0.8 million. The estimated 2013 interest payments for the Tranche A-1 Revolver using an assumed 11.75% interest rate and the outstanding balance at June 30, 2013 would be $1.0 million. Such amounts are estimates only and actual interest payments could differ materially. See “Debt Financing” for a description of the Credit Agreement, executed as of December 21, 2012, including amounts outstanding thereunder and dates of repayment and interest obligations and provisions that create, increase and/or accelerate obligations thereunder. Also excludes obligations under certain letters of credit that require the Company to make payments to parties aggregating $50,000 upon the occurrence of specified events.
(3)	Excludes contingent obligations under off-balance sheet arrangements, if any, or otherwise, as the amount, if any, or timing of their potential settlement is not reasonably estimable. See “Off-Balance Sheet Arrangements” below, “Other Events and Circumstances Pertaining to Liquidity” above and Note 9 to the Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s off balance sheet arrangements and contingent liabilities. The liability recorded as of December 31, 2011 of $11.7 million in connection with the potential LaJobi earnout is included in accrued expense, and is not included in the table above, as the amount, if any, or the timing of any potential settlement is not reasonably estimable.
(4)	Of the total income tax payable for uncertain tax positions of $0.4 million, we have classified $0.3 million as a current liability as of June 30, 2013, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements

As of June 30, 2013, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2012 10-K.

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

As of June 30, 2013, there have been no material changes in the Company’s market risks as described in Item 7A of our 2012 10-K.

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

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of June 30, 2013. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is set forth in paragraphs (a) through (i) of Note 9 of the Notes to Unaudited Consolidated Financial Statements, which are incorporated herein by reference thereto. All such proceedings were described in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2013.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2012

10-K.

ITEM 5.	OTHER INFORMATION

Letter Agreement Amending Credit Agreement

As of June 30, 2013, the Company was in compliance with all Financial Covenants in the amended Credit Agreement. Prior to the amendment described below, however, the Credit Agreement contained a provision that would require a reversion to monthly (as opposed to the current quarterly) testing of the Adjusted EBITDA covenant in the event that specified trigger events occurred. Specifically, monthly testing of the Adjusted EBITDA covenant would have resumed in the event that the Loan Parties failed to maintain: (x) average daily availability for a trailing two month period of $9.0 million, measured on each of July 1, 2013 and August 1, 2013, and $11.0 million, measured on the first day of each month commencing September 1, 2013; or (y) a ratio of operating expenses to gross profit, tested as of the last day of each month, commencing June 30, 2013, for the year-to-date period, of not more than 105% (either of such events, a “Trigger Event”).

Although the Company was in compliance with the quarterly Adjusted EBITDA covenant as of June 30, 2013, the Company determined that the Trigger Event pertaining to availability occurred as of July 1, 2013 (requiring a reversion to monthly testing). In addition, based on management’s current estimates, the Company believes that it will be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended July 31, 2013, and may not remain in compliance with such covenant for certain other monthly testing periods in 2013. As a result, the Borrowers and the Agent executed a letter agreement on August 13, 2013 (the “Letter Agreement”), to eliminate the requirement for the Company to comply with the monthly Adjusted EBITDA covenant for the testing periods ending on each of July 31, 2013 and August 31, 2013. The Letter Agreement also provides that if no default or event of default has occurred or is continuing, and the Company delivers to the Agent (within 30 days of the execution of the Letter Agreement) a revised monthly business plan that is reasonably satisfactory to the Agent for July 1, 2013 through December 31, 2013, the Agent will endeavor, on or about the date of delivery of the revised business plan, to prepare and present to the Lenders for execution, an amendment to the Credit Agreement on terms acceptable to the Agent and the Required Lenders, which shall, among other things: (x) increase the applicable margin with respect to loans under the Tranche A Revolver by 50 basis points, and (y) reset the minimum Adjusted EBITDA covenant levels based on the Adjusted EBITDA values in the revised business plan for the remainder of 2013. Although the Company is negotiating with the Agent with respect to the terms of the anticipated amendment to the Credit Agreement described above, and the Company believes that such amendment will be executed in a timely manner and on terms acceptable to the Company, there can be no assurance that this will be the case. Any failure to secure such amendment, or maintain compliance with its financial covenants, could have a material adverse effect on the Company’s financial condition or results of operations. See “Liquidity and Capital Resources” for a discussion of the potential consequences to the Company in the event that it cannot maintain compliance with its financial covenants.

See Note 4 to the Notes to Unaudited Consolidated Financial Statements for a detailed description of the terms of the Letter Agreement, which is incorporated by reference herein.

General Counsel Transition

Effective August 14, 2013, Jodie Simon Friedman was appointed to the position of Vice President, General Counsel and Secretary of the Company, in connection with the resignation as of such date of Marc Goldfarb as Senior Vice President, General Counsel and Secretary of the Company to pursue other opportunities. At the Company’s request, Mr. Goldfarb has agreed to remain available to the Company as a legal consultant, pursuant to an arrangement that has not yet been finalized.

ITEM 6. EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q:

10.55	Transition and Release Agreement, dated May 29, 2013, between Guy Paglinco and Kid Brands, Inc.*

10.56	Offer Letter, dated April 15, 2013, and related letter, dated August 2, 2013 between James Christl and Kid Brands, Inc.*

10.57	Acquisition Agreement, dated June 30, 2013, among RB Trademark Holdco LLC and Larsen and Bowman Holdings Ltd., a Limited Corporation organized under the laws of British Columbia (“L+B”).

10.58	Security Agreement, dated June 30, 2013, among RB Trademark Holdco LLC and L+B.

10.59	Promissory Note, dated June 30, 2013, by L+B as payor and RB Trademark Holdco LLC as payee.

10.60	Letter Agreement, dated as of August 13, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent.

10.61	Offer Letter, dated March 26, 2013, and related letter, dated August 14, 2013, between Jodie Simon Friedman and Kid Brands, Inc.*

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema Document [1]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[1]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1]

*	Represent management contracts or compensatory plans or arrangements

1	Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive (Loss)/Income for the three and six month periods ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements.

Items 2, 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC.
(Registrant)

	By	/s/ Kerry Carr
Date: August 14, 2013		Kerry Carr
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.55	Transition and Release Agreement, dated May 29, 2013, between Guy Paglinco and Kid Brands, Inc.*

10.56	Offer Letter, dated April 15, 2013, and related letter, dated August 2, 2013 between James Christl and Kid Brands, Inc.*

10.57	Acquisition Agreement, dated June 30, 2013, among RB Trademark Holdco LLC and Larsen and Bowman Holdings Ltd., a Limited Corporation organized under the laws of British Columbia (“L+B”).

10.58	Security Agreement, dated June 30, 2013, among RB Trademark Holdco LLC and L+B.

10.59	Promissory Note, dated June 30, 2013, by L+B as payor and RB Trademark Holdco LLC as payee.

10.60	Letter Amendment, dated as of August 13, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent.

10.61	Offer Letter, dated March 26, 2013, and related letter, dated August 14, 2013, between Jodie Simon Friedman and Kid Brands, Inc.*

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document[1]

101.SCH	XBRL Taxonomy Extension Schema Document [1]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1]

*	represent management contracts or compensatory plans or arrangements

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six month periods ended June 30, 2013 and 2012, ((iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements.