Form 10-Q
period 2013-09-30
KID BRANDS, INC
filed 2013-11-18
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 15, 2013 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	22,084,836

KID BRANDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$234	$318
Restricted cash	1,721	2,654
Accounts receivable- trade, less allowances of $5,559 in 2013 and $5,807 in 2012	35,869	42,079
Inventories, net	40,443	39,953
Prepaid expenses and other current assets	3,142	2,866
Income tax receivable	617	803
Deferred income taxes, net	48	53
Assets held for sale	1,399	—

Total current assets	83,473	88,726
Property, plant and equipment, net	3,594	5,481
Intangible assets	38,659	44,287
Notes receivable, net of allowance of $14,955 in 2013 and 2012	450	—
Other assets	2,046	2,400

Total assets	$128,222	$140,894

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$56,071	$57,527
Accounts payable	17,730	16,156
Accrued expenses	28,749	28,521
Deferred income taxes	—	87
Income taxes payable	350	320

Total current liabilities	102,900	102,611
Income taxes payable	67	81
Deferred income taxes	752	725
Other long-term liabilities	529	615

Total liabilities	104,248	104,032

Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at September 30, 2013 and December 31, 2012	2,674	2,674
Additional paid-in capital	88,792	88,587
Retained earnings	23,075	40,613
Accumulated other comprehensive income	195	459
Treasury stock, at cost 4,644,064 and 4,885,064 shares at September 30, 2013 and December 31, 2012, respectively	(90,762)	(95,471)

Total shareholders’ equity	23,974	36,862

Total liabilities and shareholders’ equity	$128,222	$140,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$46,685	$60,909	$142,217	$171,607
Cost of sales	39,866	46,471	109,931	127,601

Gross profit	6,819	14,438	32,286	44,006
Selling, general and administrative expenses	14,796	13,384	43,314	42,734

(Loss) income from operations	(7,977)	1,054	(11,028)	1,272
Other income (expense):
Interest expense, including amortization and write-off of deferred financing costs	(1,302)	(1,557)	(3,940)	(3,858)
Interest and investment income	4	3	4	10
Gain on sale of intangibles	—	—	1,196	—
Other, net	(4)	154	156	195

	(1,302)	(1,400)	(2,584)	(3,653)

(Loss) before income tax provision	(9,279)	(346)	(13,612)	(2,381)
Income tax provision	191	49,216	268	47,775

Net (loss)	$(9,470)	$(49,562)	$(13,880)	$(50,156)

Net (loss) per share:
Basic	$(0.43)	$(2.27)	$(0.63)	$(2.30)

Diluted	$(0.43)	$(2.27)	$(0.63)	$(2.30)

Weighted average shares:
Basic	21,951,000	21,835,000	21,891,000	21,826,000

Diluted	21,951,000	21,835,000	21,891,000	21,826,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(9,470)	$(49,562)	$(13,880)	$(50,156)
Other comprehensive loss:
Reclassification of cumulative translation adjustments upon liquidation of foreign entities*	—	—	(411)	—
Foreign currency translation adjustments	11	(59)	147	(85)

Comprehensive loss	$(9,459)	$(49,621)	$(14,144)	$(50,241)

*	Amount recorded in other income (expense) in the Unaudited Consolidated Statements of Operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(13,880)	$(50,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,253	2,037
Amortization and write-off of deferred financing costs	417	1,794
Provision for customer allowances	16,838	18,466
Provision for inventory reserve	1,199	2,786
Impairment of intangibles	4,186	—
Impairment of building	766	—
Gain on sale of intangibles	(1,196)	—
Reclassification of cumulative translation adjustments upon liquidation of foreign entities	(411)	—
Share-based compensation expense	1,006	828
Deferred income taxes	(55)	48,137
Change in assets and liabilities:
Accounts receivable	(10,709)	(21,842)
Income tax receivable	186	1,314
Inventories	(1,801)	(3,294)
Prepaid expenses and other current assets	463	1,117
Other assets	(25)	185
Accounts payable	1,595	(3,820)
Accrued expenses	351	(2,638)
Income taxes payable	30	(12)

Net cash provided by (used in) operating activities	1,213	(5,098)

Cash flows from investing activities:
Capital expenditures	(1,267)	(1,100)
Purchase of Kokopax	—	(100)

Net cash used in investing activities	(1,267)	(1,200)

Cash flows from financing activities:
Proceeds from issuance of common stock	250	146
Repayment of long-term debt	—	(1,100)
Net (payment) borrowing revolving credit facility	(1,456)	7,010
Changes in restricted cash	933	—
Payment of deferred financing costs	(47)	(889)

Net cash (used in) provided by financing activities	(320)	5,167

Effect of exchange rate changes on cash and cash equivalents	290	(187)

Net decrease in cash and cash equivalents	(84)	(1,318)
Cash and cash equivalents at beginning of period	318	2,456

Cash and cash equivalents at end of period	$234	$1,138

Cash paid during the period for:
Interest	$3,044	$2,174
Income taxes (refunded) paid	$(68)	$(1,724)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Immaterial Correction

As disclosed in the 2012 10-K, in connection with a system conversion, management determined that certain shipping and handling fees had been incorrectly classified for certain prior annual and interim periods. As a result, in this Quarterly Report on Form 10-Q, the Company has corrected the classification of $1.1 million and $3.7 million in expenses originally classified as cost of sales in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012, respectively, which in accordance with the Company’s accounting policy, should have been classified as selling, general and administrative expenses.

As a result of the revisions to the Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2012 herein, cost of sales decreased by $1.1 million and $3.7 million and selling, general and administrative expense increased by corresponding amounts, for such periods, respectively. The misstatements had no impact on previously reported Income from Operations, Loss from Operations before Income Tax Provision, Net Loss, or Net Loss Per Share for each respective period.

Subsequent Events

The Company evaluates all subsequent events prior to filing.

NOTE 2 – SHAREHOLDERS’ EQUITY

Share-Based Compensation

Equity Plans

As of September 30, 2013, the Company maintained (i) its 2013 Equity Incentive Plan (the “2013 EI Plan”), which is a successor to the Company’s 2008 Equity Incentive Plan (the “2008 EI Plan”), (ii) its 2008 EI Plan, which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with each of the 2008 EI Plan and the 2013 EI Plan, the “Plans”) and (iii) its 2009 Employee Stock Purchase Plan (the “2009 ESPP”). The 2013 EI Plan was approved by the Company’s shareholders on July 18, 2013. The 2008 EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008, however, the 2009 ESPP was suspended for the 2012 and 2013 plan years. In addition, the Company may (and has) issued equity awards outside of the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange on the date of grant. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from zero to five years from the date of grant as provided in the relevant award agreement. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 2013 EI Plan provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights (“SARs”), (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the 2013 EI Plan may, as determined by the committee administering the 2013 EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the 2013 EI Plan will be evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the 2013 EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 2,500,000 shares of Common Stock are reserved for issuance under the 2013 EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expired, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the 2013 EI Plan pursuant to a formula set forth therein. At September 30, 2013, 2,192,750 shares were available for issuance under the 2013 EI Plan.

The 2008 EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provided for the same types of awards as are issuable under the 2013 EI Plan. All awards granted under the 2008 EI Plan were evidenced by a written agreement between the Company and each participant (which did not need to be identical with respect to each grant or participant) that provided the terms and conditions, not inconsistent with the requirements of the 2008 EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock were reserved for issuance under the 2008 EI Plan. Any Unissued Shares were in each case again available for awards under the 2008 EI Plan pursuant to a formula set forth therein. The preceding sentence also applied to any awards outstanding on July 10, 2008, under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. No further awards could be made under the 2008 EI Plan as of July 10, 2013.

As of September 30, 2013, an aggregate of 200,000 stock options and 597,015 SARs are outstanding that were granted as inducement awards outside any of the Plans. Of these non-Plan grants, the 200,000 stock options vested in full upon issuance, and if unexercised (unless terminated earlier) generally expire on March 15, 2023, and the SARs vest ratably over a five year period (commencing on the first anniversary of the date of grant), and if unexercised (unless terminated earlier), generally expire on September 14, 2022.

The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock were reserved for issuance under the 2009 ESPP. As noted above, the 2009 ESPP has been suspended for the 2012 and 2013 plan years, and any remaining shares available for issuance thereunder were deregistered in the second quarter of 2013.

Impact on Net (Loss)

The components of share-based compensation expense follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock option expense	$82	$84	$347	$216
Restricted stock expense	—	9	—	26
Restricted stock unit expense	31	62	131	172
SAR expense	160	88	528	414

Total share-based payment expense	$273	$243	$1,006	$828

The Company records share-based compensation expense in the statements of operations within selling, general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three and nine months ended September 30, 2013 or 2012. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.

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

Stock Options

Stock options are rights to purchase KID’s Common Stock in the future at a predetermined per share exercise price (which is the closing price for such stock on the New York Stock Exchange on the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Non-Qualified Stock Options (stock options which are not Incentive Stock Options). Stock options are accounted for at fair value at the date of grant in the consolidated statement of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets. No options will be exercisable later than ten (10) years after the date of grant. The options issued under the 2008 and 2013 EI Plans vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant.

There were 150,000 and 0 options granted during the three months ended September 30, 2013 and 2012, respectively. There were 1,150,000 and 0 options granted during the nine months ended September 30, 2013 and 2012, respectively. Of the 1,150,000 options granted during the nine months ended September 30, 2013, 600,000 thereof represented SARs granted to the Company’s President and CEO on March 15, 2013, which at the time of grant were exercisable solely for cash. These SARs were converted into stock options, on a one-for-one basis, on July 18, 2013 upon the approval of such conversion at KID’s 2013 Annual Meeting of Shareholders (with no change to the grant date, exercise price, vesting schedule, or other terms thereof). As a result, the 600,000 SARs were terminated, and the stock options which replaced them (the “Replacement Options”) are equity classified in the consolidated balance sheets as of July 18, 2013. Prior to such conversion, the 600,000 SARs were classified as a short-term liability on the consolidated balance sheets, and the fair value of this award was recalculated each quarter based upon its fair value at each balance sheet date. Separately, pursuant to the terms of a consulting agreement with Marc Goldfarb, our former Senior Vice President and General Counsel, notwithstanding the terms of such awards, any outstanding vested options held by him at the time of his resignation from the Company (effective August 14, 2013) will continue to be exercisable until 90 days following expiration of the term of such consulting agreement. All options granted to Mr. Goldfarb had fully vested prior to the time of such resignation. No incremental compensation cost resulted from the modification of Mr. Goldfarb’s options. There were no options exercised in the three and nine months ended September 30, 2013 and 2012, respectively.

The assumptions used to estimate the fair value of the stock options granted during the nine months ended September 30, 2013* were as follows (no stock options were granted during the nine months ended September 30, 2012):

Nine Months Ended September 30, 2013
Dividend yield	—%
Risk-free interest rate	0.78%
Volatility	73.6%
Expected term (years)	3.9
Weighted average fair value of stock options granted	$0.84

*	This table, as well as the remainder of the tables and discussion in this “Stock Options” section, includes the 600,000 Replacement Options described above.

As of September 30, 2013, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.7 million, and is expected to be recognized over a weighted-average period of 3.1 years.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity regarding outstanding stock options for the nine months ended September 30, 2013 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2012	415,575	$12.41
Options Granted [1]	1,150,000	$1.52
Options Forfeited/Cancelled [1,2]	(40,900)	$15.86

Options Outstanding as of September 30, 2013	1,524,675	$4.10

Option price range September 30, 2013	$1.51 - 34.05

[1]	Modifications of option grants are included on a net basis in the table
[2]	See disclosure below regarding forfeitures

The aggregate intrinsic value of the unvested and vested outstanding stock options was $0 and $0 at September 30, 2013 and December 31, 2012, respectively. The aggregate intrinsic value is the total pretax value of in-the-money stock options, which is the difference between the fair value at the measurement date and the exercise price of each stock option. No stock options were exercised during the three and nine months ended September 30, 2013 and 2012, respectively.

A summary of the Company’s unvested stock options at September 30, 2013 and changes during the nine months ended September 30, 2013 is as follows:

	Options	Weighted Average Grant Date Fair Value
Unvested stock options
Unvested at December 31, 2012	45,000	$3.90
Granted	1,150,000	$0.84
Vested	(389,375)	$1.03
Forfeited/cancelled	—	$—

Unvested stock options at September 30, 2013	805,625	$0.92

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

During the three and nine months ended September 30, 2013 and 2012, respectively, there were no shares of restricted stock granted under the Plans or otherwise. At September 30, 2013 and December 31, 2012, there were no shares of unvested restricted stock outstanding. Restricted stock grants, when made, typically have vesting periods of five years, with fair values (per share) at date of grant. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock on the date of grant.

Restricted Stock Units

A Restricted Stock Unit (“RSU”) is a notional account representing a grantee’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee: (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs granted under the 2008 and 2013 EI Plans vest (and will be settled) ratably over a 5-year period and are equity classified in the consolidated balance sheets. There were 25,000 and 25,000 RSUs granted to employees of the Company during the three months ended September 30, 2013 and 2012, respectively. There were 25,000 and 127,250 RSUs granted to employees of the Company during the nine months ended September 30, 2013 and 2012, respectively.

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

A summary of the Company’s unvested RSUs at September 30, 2013 and changes during the nine months ended September 30, 2013 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2012	193,250	$3.96
Granted	25,000	$1.54
Vested	(41,000)	$4.01
Forfeited/cancelled*	(46,430)	$3.63

Unvested at September 30, 2013	130,820	$3.60

*	See disclosure below regarding forfeitures.

As of September 30, 2013, there was approximately $0.4 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock Appreciation Rights

A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock or a combination thereof, as determined by the Plan Committee (other than with respect to 600,000 cash SARs granted to our current President and CEO discussed below), in an amount or value equal to the excess of: (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the 2008 and 2013 EI Plans vest ratably over a period ranging from zero to five years and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are granted at an exercise price equal to the closing price of KID’s Common Stock on the New York Stock Exchange on the date of grant.

SARs are accounted for at fair value at the date of grant in the consolidated statements of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets, with the exception of 600,000 SARs granted to the Company’s President and CEO (until their conversion to the Replacement Options as described above). There were 520,000 and 668,265 SARs granted during the three months ended September 30, 2013 and 2012, respectively. There were 1,220,000 and 975,015 SARs granted during the nine months ended September 30, 2013 and 2012, respectively. Of the 1,220,000 SARs granted during the nine months ended September 30, 2013, 600,000 thereof represented SARs granted to the Company’s President and CEO on March 15, 2013, which at the time of grant could be exercised solely for cash (the “Cash SARs”). The Cash SARs were converted into the Replacement Options, on a one-for-one basis, on July 18, 2013 upon the approval of such conversion at KID’s 2013 Annual Meeting of Shareholders (with no change to the grant date, exercise price, vesting schedule, or other terms thereof). As a result, the 600,000 Cash SARs were terminated, and the Replacement Options are equity classified in the consolidated balance sheets as of July 18, 2013. Prior to such conversion, the 600,000 Cash SARs were classified as a short-term liability on the consolidated balance sheets, and the fair value of this award was recalculated each quarter based upon its fair value at each balance sheet date. No incremental compensation cost resulted from the modification. In addition, pursuant to the terms of a consulting agreement with Marc Goldfarb, notwithstanding the terms of such awards, any outstanding vested SARs held by him at the time of his resignation will continue to be exercisable until 90 days following expiration of the term of such consulting agreement (unvested SARs were forfeited at the time of such resignation). Incremental compensation cost in the three and nine months ended September 30, 2013 of $11,000 resulted from the modification of Mr. Goldfarb’s SARs. There were no SARs exercised in the three and nine months ended September 30, 2013 and 2012, respectively.

The assumptions used to estimate the fair value of the SARs granted during the nine months ended September 30, 2013 and 2012 were as follows (excludes the 600,000 Cash SARs granted on March 15, 2013 which were converted to the Replacement Options on July 18, 2013):

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended September 30,
	2013	2012
Dividend yield	—%	—%
Risk-free interest rate	1.37%	0.78%
Volatility	91.0%	86.9%
Expected term (years)	5.0	5.0
Weighted-average fair value of SARs granted	$1.08	$1.26

The amount of SARs granted and cancelled in the following table excludes 600,000 Cash SARs granted on March 15, 2013 which were converted into the Replacement Options, on a one-for-one basis, on July 18, 2013. Activity regarding outstanding SARs for the nine months ended September 30, 2013 is as follows:

	All SARs Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2012	1,521,385	$3.38
SARs Granted [1]	620,000	$1.54
SARs Exercised	—	$—
SARs Forfeited/Cancelled [1,2]	(289,570)	$3.65

SARs Outstanding as of September 30, 2013	1,851,815	$2.72

SAR price range at September 30, 2013	$1.34 – 8.50

[1]	Modifications of grants are included on a net basis in the table
[2]	See disclosure below regarding forfeitures

The aggregate intrinsic value of the unvested and vested outstanding SARs at September 30, 2013 and December 31, 2012 was $81,032 and $136,348, respectively. The aggregate intrinsic value is the total pretax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR.

A summary of the Company’s unvested SARs at September 30, 2013 and changes during the nine months ended September 30, 2013 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value Per Share
Unvested at December 31, 2012	1,265,645	$1.94
Granted	620,000	$1.08
Vested	(265,802)	$1.98
Forfeited*	(220,580)	$2.01

Unvested at September 30, 2013	1,399,263	$1.54

*	See disclosure below regarding forfeitures.

As of September 30, 2013, there was approximately $1.8 million of unrecognized compensation cost related to unvested SARs, which is expected to be recognized over a weighted-average period of 3.6 years.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Employee Stock Purchase Plan

Under the 2009 ESPP (until its suspension for the 2012 and 2013 plan years), eligible employees were provided the opportunity to purchase KID’s Common Stock at a discount. Pursuant to the 2009 ESPP, options were granted to participants as of the first trading day of each plan year, which is the calendar year, and were exercised as of the last trading day of each plan year, to purchase from KID the number of shares of Common Stock that could have been purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year (through 2011), an eligible employee could elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee had the right to purchase Common Stock under the 2009 ESPP that had a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price was the lesser of 85% of the closing market price of KID’s Common Stock on either the first trading day or the last trading day of the plan year. If an employee did not elect to exercise his or her option, the total amount credited to his or her account during that plan year was returned to such employee without interest, and his or her option expired. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013, and deregistered any remaining shares available for issuance thereunder in the second quarter of 2013.

NOTE 3 – WEIGHTED AVERAGE COMMON SHARES

Earnings per share (“EPS”) under the two-class method is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining EPS, earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include unvested restricted stock awards where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared. As a result of the foregoing, and in accordance with the applicable accounting standard, to the extent outstanding, vested and unvested shares of restricted stock are also included in the calculation of basic earnings per share. With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting, in accordance with the applicable accounting standard, the Company does not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, upon settlement, such stock is included in the calculation of basic earnings per share. With respect to SARs and stock options, as the right to receive dividends or dividend equivalents is contingent upon vesting and exercise (with respect to SARs, to the extent they are settled in stock), in accordance with the applicable accounting standard, the Company does not include unexercised SARs or stock options in the calculation of basic earnings per share. To the extent such SARs and stock options have vested and are exercised (with respect to SARs, to the extent they are settled in stock), the stock received upon such exercise is included in the calculation of basic earnings per share.

The weighted average common shares outstanding included in the computation of basic and diluted net (loss) per share is set forth below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding-Basic	21,951	21,835	21,891	21,826
Dilutive effect of common shares issuable upon exercise of stock options, RSUs and SARs	—	—	—	—

Weighted average common shares outstanding assuming dilution	21,951	21,835	21,891	21,826

The computation of diluted net loss per common share for the three and nine months ended September 30, 2013 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 3.2 million and 2.5 million shares of common stock, respectively, because their inclusion would have been anti-dilutive due to the net loss incurred during such periods. The computation of diluted net loss per common share for the three and nine months ended September 30, 2012 did not include stock options and stock appreciation rights to purchase an aggregate of approximately 1.6 million and 1.5 million shares of common stock, respectively, because their inclusion would have been anti-dilutive due to the net loss incurred during such period.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – DEBT

As of September 30, 2013, the Company was not in compliance with the monthly consolidated Adjusted EBITDA covenant for the trailing twelve month period ended September 30, 2013, or the consolidated Fixed Charge Coverage Ratio covenant for the quarter ended September 30, 2013 required under the Company’s credit agreement, and anticipated that it would not be in compliance with the Adjusted EBITDA covenant for the trailing twelve month period ended October 31, 2013 (the “Covenant Defaults”). As a result, the Company’s credit agreement was amended on November 14, 2013, via a Third Amendment to Credit Agreement and Limited Waiver (“Amendment No. 3”), among other things: (i) to waive the Covenant Defaults (and any default or event of default resulting therefrom); (ii) commencing with the month ending November 30, 2013, to eliminate the Adjusted EBITDA covenant and the Fixed Charge Coverage Ratio covenant, and replace them with financial covenants based on average daily Availability and gross sales, in each case, tested monthly; (iii) to require delivery of a monthly gross sales report; and (iv) to accelerate the delivery date of the 2014 business plan (from January 30, 2014 to December 16, 2013), all as described below.

Credit Agreement

On December 21, 2012, the Company, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with the Company, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The obligations of the Borrowers under the Credit Agreement are joint and several. All of the Company’s indebtedness for borrowed money under the Credit Agreement is classified as short term debt. The Credit Agreement was amended on each of April 16, 2013, May 16, 2013, August 13, 2013 (via letter agreement), and November 14, 2013 (via Amendment No. 3). Each such amendment to the Credit Agreement is described in detail below.

The Credit Agreement currently provides for an aggregate maximum $80.0 million revolving credit facility, composed of: (i) a revolving $60.0 million tranche (the “Tranche A Revolver”), with a $5.0 million sublimit for letters of credit; and (ii) a $20.0 million first-in last-out tranche (the “Tranche A-1 Revolver”). The Borrowers may not request extensions of credit under the Tranche A Revolver unless they have borrowed the full amount available under the Tranche A-1 Revolver. Borrowers must cash collateralize all outstanding letters of credit.

At September 30, 2013, an aggregate of $56.1 million was borrowed under the Credit Agreement ($39.1 million under the Tranche A Revolver and $17.0 million under the Tranche A-1 Revolver). At December 31, 2012, an aggregate of $57.5 million was borrowed under the Credit Agreement ($38.8 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At September 30, 2013 and December 31, 2012, revolving loan availability was $4.4 million and $11.4 million, respectively.

Loans under the Credit Agreement currently bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates may be increased by 3.50% per annum (however, such default rate was not applied with respect to the Covenant Defaults). The weighted average interest rates for the outstanding loans under the Credit Agreement as of September 30, 2013 and December 31, 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver.

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

Under the Credit Agreement prior to the execution of Amendment No. 3, the Company was subject to a monthly minimum Adjusted EBITDA covenant, based on a trailing twelve-month period ending on the applicable testing date, and a minimum quarterly consolidated Fixed Charge Coverage Ratio of 1.1:1.0 (the “Prior Financial Covenants”). The Prior Financial Covenants are described in detail below under the caption “Prior Financial Covenants and Amendments to Credit Agreement”. Although the Company was not in compliance with the Prior Financial Covenants for the testing period ending September 30, 2013, and anticipated that it would not be in compliance with the Adjusted EBITDA covenant for the testing period ending October 31, 2013, these defaults were waived in Amendment No. 3. In addition, Amendment No. 3 eliminated the Prior Financial Covenants in their entirety, and added the following new financial covenants (the “New Financial Covenants”), commencing with the month ending November 30, 2013.

(a) the Loan Parties may not permit the average daily Availability for any fiscal month, calculated under, or in accordance with, the Agent’s loan accounting system, to be more than fifteen percent (15%) less than the Availability projected for the last day of such month in the Business Plan most recently delivered to the Agent; and

(b) the Loan Parties may not permit gross sales for the trailing 3-month period, calculated as of the last day of each month, to be more than fifteen percent (15%) less than the gross sales projected for such period (ended as of the end of such month) in the Business Plan most recently delivered to the Agent.

For the purpose of calculating Availability for the covenant in clause (a) above for the period commencing December 1, 2013 and ending February 28, 2014, Total Outstandings under the Tranche A Revolver and Tranche A-1 Revolver (which are subtracted from maximum loan amounts to determine Availability) shall be adjusted to exclude, the effect of specified borrowings, up to an aggregate maximum amount of $1.86 million (including start-up costs payable by the Company pursuant to the terms of the 3PL Agreement, and the security deposit with respect to a new office lease, each as described in Note 13), solely to the extent such borrowings occur earlier than the month projected for such borrowings in the relevant business plan.

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

The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the New Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events, required compliance certificates, and certificates from the Company’s independent auditors. In addition, among other restrictions, the Loan Parties (the Borrowers and guarantors, if any) and their subsidiaries (other than specified inactive subsidiaries) are prohibited from: consummating a merger or other fundamental change; paying cash dividends or distributions; purchasing or redeeming stock (including under the Company’s stock purchase plan); incurring additional debt or allowing liens to exist on their assets; making acquisitions; disposing of assets; issuing equity and consummating other transactions outside of the ordinary course of business; making specified payments and investments; engaging in transactions with affiliates; amending material contracts to the extent such amendment would result in a default or event of default or would be materially adverse to the Lenders; paying Duty Amounts (defined under “Prior Financial Covenants and Amendments to Credit Agreement” below); or paying any earnout consideration with respect to the Company’s 2008 purchase of the LaJobi assets (“LaJobi Earnout Consideration”), subject in each case to limited specified exceptions, the more significant of which are described below.

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

With respect to acquisitions, the Borrowers will be permitted to make an acquisition provided that the Company would be in pro forma compliance with the New Financial Covenants, recomputed as of the last day of the most recently ended fiscal quarter for which financial statements are available, such acquisition is initiated and consummated on a friendly basis, no default or event of default has occurred and is continuing or would result from such acquisition, and the aggregate consideration (including all acquired debt) for all such permitted acquisitions does not exceed $500,000.

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

The Credit Agreement also requires that the Borrowers provide the Agent with, among other things, an annual business plan containing specified monthly information and projections, monthly compliance certificates, and frequent and detailed financial, business and collateral reports. In addition, pursuant to Amendment No. 3, the Borrowers are required: (i) to provide, on the 7th business day of each month, a certified gross sales report indicating gross sales figures for the immediately preceding completed fiscal month; and (ii) to accelerate the delivery date for the 2014 business plan (from January 30, 2014 to December 16, 2013).

Substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), will be swept and applied to repayment of amounts outstanding under the Credit Agreement.

The Credit Agreement contains customary events of default (including any failure to remain in compliance with the New Financial Covenants). If an event of default occurs and is continuing (in addition to default interest as described above and other remedies available to the Lenders), the Agent may, in its discretion, declare the commitments under the Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, demand cash collateralization of letters of credit, and/or capitalize any accrued and unpaid interest by adding such amount to the outstanding principal balance (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit, without any action of the Agent or any Lender). In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that the Company maintains.

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

In order to secure the obligations of the Loan Parties under the Credit Agreement, each Borrower has pledged 100% of the equity interests of its domestic subsidiaries (other than inactive subsidiaries), including a pledge of the capital stock of each Borrower (other than the Company), as well as 65% of the equity interests of specified foreign subsidiaries, to the Agent, and has granted security interests to the Agent in substantially all of its personal property, all pursuant to a Security Agreement, dated as of December 21, 2012, by the Company and the other Borrowers and Loan Parties party thereto from time to time in favor of the Agent, as Collateral Agent. As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. had previously granted a mortgage for the benefit of the Agent and the Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan, however, this mortgage was released by the Agent upon the consummation of the sale of such property described in Note 13 — Subsequent Events below.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior Financial Covenants and Amendments to Credit Agreement

Amendment No. 1

On April 16, 2013 the Borrowers and the Agent executed a First Amendment to Credit Agreement (“Amendment No. 1”), to amend the definition of Adjusted EBITDA for purposes of determining compliance with the Prior Financial Covenants to include an additional add-back to net income for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the a deduction from outstanding amounts payable made by a large customer, up to a maximum aggregate amount of $600,000 (an “Excess Accrual”). In April 2013, the Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 1. As a result of the use of an Excess Accrual of $261,000 (recorded in the third quarter of 2013 in final settlement of this matter), the Borrowers have accrued an additional $50,000 fee payable to the Lenders.

Amendment No. 2 and Letter Agreement

Under the original terms of the Credit Agreement, the Adjusted EBITDA covenant was tested on a monthly basis, for the trailing twelve-month period ending on the last day of each month. As of March 31, 2013, however, although the Company was in compliance with the Prior Financial Covenants, it believed that it would be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended April 30, 2013 and, potentially, certain future monthly testing periods. Accordingly, the Borrowers and the Agent executed a Second Amendment to Credit Agreement (“Amendment No. 2”) on May 16, 2013, effective as of April 1, 2013. Pursuant to Amendment No. 2, among other things: (i) the Adjusted EBITDA covenant would be tested on a quarterly basis, unless and until specified trigger events described below occur; (ii) the minimum Adjusted EBITDA required was lowered for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) the definition of Adjusted EBITDA was amended to increase the amount of certain permissible add-backs to net income in the calculation thereof (described below). The minimum monthly consolidated Adjusted EBITDA amounts required prior to the execution of Amendment No. 2 are described in detail in Note 4 of the Notes to Unaudited Consolidated Financial Statements of the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2013. The minimum quarterly consolidated Adjusted EBITDA amounts required prior to the occurrence of the Trigger Event described below were as follows: $10.9 million for the trailing twelve-month period ending September 30, 2013; and $14.338 million for the trailing twelve-month period ending December 31, 2013. The Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 2, and agreed to a four month increase in the Agent’s monthly monitoring fee (for an aggregate additional payment of $30,000). Pursuant to Amendment No. 2, monthly testing of the Adjusted EBITDA covenant would resume if the Loan Parties failed to maintain: (x) average daily availability for a trailing two month period of $9.0 million, measured on each of July 1, 2013 and August 1, 2013, and $11.0 million, measured on the first day of each month commencing September 1, 2013; or (y) a ratio of operating expenses to gross profit, tested as of the last day of each month, commencing June 30, 2013, for the year-to-date period, of not more than 105% (either of such events, a “Trigger Event”). The Trigger Event pertaining to availability occurred as of July 1, 2013, requiring a reversion to monthly testing. Subsequent to the occurrence of the Trigger Event as of July 1, 2013, the minimum consolidated Adjusted EBITDA amounts required for 2013 were as follows:

Trailing Twelve Month Period Ending	Minimum Adjusted EBITDA
July 31, 2013	$9,000,000
August 31, 2013	$9,700,000
September 30, 2013	$10,900,000
October 31, 2013	$12,800,000
November 30, 2013	$14,300,000
December 31, 2013	$14,338,000

For trailing twelve month periods ending after December 31, 2013, the Agent would have set the minimum Adjusted EBITDA covenant levels based on those included in the relevant annual business plan required to be provided to the Agent, using a comparable methodology to that used to establish Adjusted EBITDA requirements for 2013, however, covenants based on Adjusted EBITDA were eliminated pursuant to Amendment No. 3.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As previously disclosed, the Company believed that it would be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended July 31, 2013, and may not remain in compliance with such covenant for certain other monthly testing periods in 2013. As a result, the Borrowers and the Agent executed a letter agreement on August 13, 2013 (the “Letter Agreement”), to, among other things, eliminate the requirement for the Company to comply with the monthly Adjusted EBITDA covenant for the testing periods ending on each of July 31, 2013 and August 31, 2013. In connection with the execution of the Letter Agreement, the Company paid a fee of $25,000 to the Agent, and agreed, commencing October 1, 2013, to a $5,000 monthly increase in the monitoring fee payable to the Agent.

For purposes of the definition of Adjusted EBITDA under the Prior Financial Covenants: (i) “Duty Amounts” referred to all customs duties, interest, penalties and any other amounts payable or owed to U.S. Customs and Border Protection (“U.S. Customs”) by LaJobi, Kids Line, CoCaLo or Sassy, to the extent that such amounts relate to specified duty underpayments by such subsidiaries to U.S. Customs and LaJobi’s business and staffing practices in Asia prior to March 30, 2011 (the “Duty Events”); and (ii) “Consolidated Net Income” meant, as of any date of determination, the Company’s consolidated net income for the most recently completed trailing twelve-month period in accordance with GAAP, subject to specified exclusions including, among other things, extraordinary gains and losses for such period, and the income (or loss) of the Company’s subsidiaries under specified circumstances (e.g., the income (or loss) of a subsidiary in which another person has a joint interest, except to the extent of actual distributions received, the income (or loss) of a subsidiary accrued prior to the date it became a subsidiary, and the income of any subsidiary to the extent distributions made by such subsidiary were not then-permitted).

Adjusted EBITDA was defined as an amount equal to the Company’s Consolidated Net Income for the most recently completed trailing twelve-month period (from the date of determination), plus: (a) the following to the extent deducted in calculating such Consolidated Net Income: (i) specified consolidated interest charges; (ii) the provision for income taxes; (iii) depreciation and amortization expense; (iv) other non-recurring non-cash expenses reducing such Consolidated Net Income for such period (such expenses will be deducted from Adjusted EBITDA during the period when paid in cash); (v) (a) all Duty Amounts accrued or expensed, (b) the amount of any LaJobi Earnout Consideration, and (c) fees and expenses incurred by the Borrowers in connection with any investigations of the Duty Amounts and Duty Events, in an aggregate amount under clauses (a), (b) and (c) not to exceed the sum, for all periods, of (x) $14,855,000 less (y) the amount of LaJobi Earnout Consideration, if any, paid by LaJobi other than in accordance with the terms of the Credit Agreement and/or to the extent not deducted in determining Consolidated Net Income; (vi) professional fees and expenses incurred after July 1, 2012 in an aggregate amount not to exceed $2.75 million (this limit was $2.0 million prior to the execution of Amendment No. 2) through December 31, 2013 plus, in each case, all reasonable and necessary fees and expenses of Alix Partners in an aggregate amount not to exceed $0.75 million; (vii) restructuring and severance costs in an amount not to exceed $2.0 million, and such additional amounts as are approved by the Agent in its discretion (this limit was $1.0 million prior to the execution of Amendment No. 2); (viii) expenses arising as a result of the recall of specified products, in an aggregate amount not to exceed $0.6 million; (ix) actual costs incurred as a result of the wind-down of the Borrowers’ operations in the United Kingdom, in an aggregate amount not to exceed $0.1 million; (x) if expensed, reasonable costs, expenses and fees incurred in connection with the Credit Agreement in an aggregate amount not to exceed $0.5 million; (xi) to the extent included in the Company’s business plan or otherwise acceptable to the Agent, non-cash stock-based compensation expenses; and (xii) for purposes of calculating the financial covenants set forth in Section 7.15, if required to be expensed or accrued during any period commencing with the month ended December 31, 2012 through and including April 30, 2014 (in addition to related reserves recorded as of the date of execution of Amendment No. 1), the net amount of the deductions from invoices to a large customer of the Company as reported to the Agent by KID prior to the date of execution of Amendment No. 1 in an aggregate amount not to exceed $600,000, minus (b) the following to the extent included in calculating such Consolidated Net Income: (i) income tax credits and (ii) all non-cash items increasing Consolidated Net Income (in each case by the Company and its subsidiaries for such period).

“Consolidated Fixed Charge Coverage Ratio” meant, at any date of determination, the ratio of: (a) (i) Adjusted EBITDA for the most recently completed trailing twelve-month period, minus (ii) unfinanced capital expenditures made during such period, minus (iii) the aggregate amount of income taxes paid in cash during such period (but not less than zero); to (b) the sum of: (i) specified debt service charges, plus (ii) the aggregate amount of all restricted payments (defined generally to mean dividends or distributions with respect to equity interests, or deposits, sinking funds or payments for the purchase, redemption, retirement or termination of any such equity interests) paid in cash by the Company and its subsidiaries, in each case determined on a consolidated basis in accordance with GAAP.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Covenant Defaults and Amendment No. 3

As a result of the Covenant Defaults, the Borrowers, the Agent and the Required Lenders executed Amendment No. 3 on the terms described above.

NOTE 5 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. The Company currently has no Level 1 assets or liabilities that are measured at fair value on a recurring basis.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).The Company has no Level 2 assets or liabilities that are measured at fair value on a recurring basis.

Level 3—Unobservable inputs that reflect the Company’s assessment about the assumptions that market participants would use in pricing the asset or liability. The Company currently has no Level 3 assets or liabilities that are measured at fair value on a recurring basis.

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

The Company has a note receivable (in connection with the sales of specified trademarks and trade names described in Note 6 below) with a face value of $500,000 which is reflected on the consolidated balance sheet in other long term assets at its present value of $450,000.

The carrying value of the Company’s borrowings under both the Tranche A Revolver and the Tranche A-1 Revolver (defined and described in Note 4) approximates fair value because interest rates applicable thereto are variable, based on prevailing market rates.

There were no material changes to the Company’s valuation techniques during the nine months ended September 30, 2013, compared to those used in prior periods

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – INTANGIBLE ASSETS

As of September 30, 2013 and December 31, 2012, the components of intangible assets consist of the following (in thousands):

	Weighted Average	September 30,	December 31,
	Amortization Period	2013	2012
Sassy trade name	Indefinite life	$5,400	$5,400
Kokopax trade name *	6 years	—	403
Kokopax customer relationships *	5 years	—	49
Kids Line customer relationships	20 years	6,269	6,583
Kids Line trade name	Indefinite life	5,300	5,300
LaJobi trade name	Indefinite life	4,738	8,700
LaJobi customer relationships	20 years	9,208	9,684
LaJobi royalty agreements	5 years	76	403
CoCaLo trade name	Indefinite life	5,800	5,800
CoCaLo customer relationships	20 years	1,837	1,934
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$38,659	$44,287

*	In late September of 2012, Sassy acquired substantially all of the operating assets of Kokopax, LLC, a developer and marketer of framed infant back carriers and related accessories, including sun hats and totes. Under the purchase method of accounting, the total purchase price for Kokopax has been assigned to the net tangible and intangible assets acquired based on their estimated fair values. Approximately $364,000 was assigned to certain intangible assets upon acquisition based on final valuations performed by the Company. See below for a discussion of the total impairment of the Kokopax trade name and customer relationships for the three and nine months ended September 30, 2013, and Note 9 for information on potential earnout consideration in connection with the purchase of the Kokopax assets.

On June 30, 2013, RB Trademark Holdco LLC (“Seller”), a wholly-owned subsidiary of the Company, entered into an acquisition agreement (the “Agreement”) with Larsen and Bowman Holdings Ltd., a Limited Corporation organized under the laws of British Columbia (“Buyer”), for the sale by Seller to Buyer of specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names, and associated goodwill (collectively, the “IP”). The purchase price for the IP (which has no value on the Company’s books) was $1.25 million, payable by Buyer to Seller by promissory note (the “Note”). A $0.1 million installment on the Note was paid on July 2, 2013, a payment of $0.65 million was paid on July 31, 2013, and the remaining $0.5 million is payable in specified installments over a four year period. The obligations of the Buyer under the Note are secured by the IP pursuant to the terms of a Security Agreement dated June 30, 2013. The Company recorded a gain on the sale of $1.2 million during the second quarter of 2013 for this transaction.

Aggregate amortization expense was approximately $419,000 and $1,264,000 for the three and nine months ended September 30, 2013, respectively. Aggregate amortization expense was approximately $405,000 and $1,214,000 for the three and nine months ended September 30, 2012, respectively.

Indefinite-lived intangible assets are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). The Company’s other intangible assets with definite lives are amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2012, and no impairments were recorded in connection therewith. In accordance with applicable accounting standards, there were no triggering events warranting interim testing of any intangible assets during the quarter ended March 31, 2013, and no impairments of intangible assets (either definite-lived or indefinite-lived) were recorded during such period. Although the Company determined that indicators of impairment of its indefinite-lived intangible assets (consisting of trade names) existed during the second quarter of 2013 (as a result of softness in the business during such period) and conducted testing of all of the Company’s trade names as of June 30, 2013 in connection therewith, such interim testing demonstrated that no trade names were impaired as of June 30, 2013.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Due to continued softness in much of its business during the third quarter of 2013, the Company again determined that indicators of impairment of certain of its indefinite-lived intangible assets existed, and as a result conducted testing of all of the Company’s trade names except the Sassy trade name (which had no indicators of impairment), as of September 30, 2013. Testing of trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method. In the Company’s September 30, 2013 analysis, it used a five-year projection period, which has been its prior practice. For the interim testing the Company concluded that it was appropriate to retain the assumed royalty rates used for its 2012 annual testing and revised growth rates. The fair value of the LaJobi trade name was determined to be lower than its carrying value due to revised future cash flow projections resulting from meaningfully lower sales to certain of its major customers. This resulted in an approximate $4.0 million impairment, which was recorded in cost of sales in the third quarter of 2013. No other indefinite-lived intangible assets were impaired during the third quarter of 2013. While Kids Line and CoCaLo sales also decreased during the third quarter of 2013, the fair value of their trade names continued to exceed their carrying value as of September 30, 2013.

The Company’s other intangible assets with definite lives (consisting of customer lists, the Kokopax trade name and LaJobi royalty agreements) are amortized over their estimated useful lives and are tested on an interim basis if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. The fair value of the Kokopax trade name and customer relationships were determined to be lower than their respective carrying values due to revised undiscounted future cash flow projections resulting from lower than anticipated sales. This resulted in an approximate $0.2 million impairment (representing a full impairment of such intangibles) which was recorded in cost of sales in the third quarter of 2013. No other definite-lived intangible assets were impaired during the third quarter of 2013.While LaJobi, Kids Line and CoCaLo sales also decreased during the third quarter of 2013, the fair value of their royalty agreements, in the case of LaJobi, and their customer lists, in the case of Kids Line and CoCaLo, continued to exceed their carrying value as of September 30, 2013.

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

NOTE 7 – GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK

The following tables present net sales and total assets of the Company by geographic area (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Net sales
Net domestic sales	$45,407	$58,343	$138,471	$164,494
Net foreign sales (Australia and United Kingdom*)**	1,278	2,566	3,746	7,113

Total net sales	$46,685	$60,909	$142,217	$171,607

	September 30,	December 31,
	2013	2012
Assets
Domestic assets	$126,344	$137,645
Foreign assets (Australia, United Kingdom* and Asia)	1,878	3,249

Total assets	$128,222	$140,894

*	In light of the unprofitability of Kids Line’s U.K. operations, the Company substantially completed the wind-down of such operations, as of December 31, 2012.
**	Excludes export sales from the United States, which are included in net domestic sales.

A measure of profit or loss for the three and nine months ended September 30, 2013 and 2012 and long lived assets for September 30, 2013 and December 31, 2012 can be found in the Consolidated Statements of Operations and the Consolidated Balance Sheets, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company currently categorizes its sales in five product categories: Soft Good Basics, Hard Good Basics, Toys and Entertainment, Accessories and Décor and Other. Soft Good Basics includes bedding, blankets and mattresses. Hard Good Basics includes cribs and other nursery furniture, appliances, feeding items, baby gear and organizers. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Soft Good Basics	35.2%	34.9%	34.7%	36.3%
Hard Good Basics	33.1%	36.6%	35.2%	37.8%
Toys and Entertainment	24.4%	16.5%	22.4%	15.8%
Accessories and Décor	6.6%	10.3%	6.9%	8.7%
Other	0.7%	1.7%	0.8%	1.4%

Total	100.0%	100.0%	100.0%	100.0%

Customers who account for a significant percentage of the Company’s gross sales are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Toys “R” Us, Inc. and Babies “R” Us, Inc.	36.5%	35.6%	35.4%	33.9%
Walmart	17.3%	15.8%	18.8%	16.9%
Target	7.2%	9.9%	7.7%	9.0%

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

During the nine months ended September 30, 2013 and 2012, approximately 77% and 74%, respectively, of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

The supplier accounting for the greatest dollar volume of the Company’s purchases accounted for approximately15% of such total dollar volume of purchases for the nine months ended September 30, 2013 and approximately 20% for the nine months ended September 30, 2012. The five largest suppliers accounted for approximately 44% of the Company’s purchases in the aggregate for the nine months ended September 30, 2013 and September 30, 2012.

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

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as capital losses, and net operating loss carryforwards (“NOLs”). At September 30, 2013, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $410,000, including approximately $93,000 of interest and penalties.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity regarding the liability for unrecognized tax benefits for the nine months ended September 30, 2013 is as follows:

(in thousands)
Balance at December 31, 2012	$395
Increase related to prior year tax positions	15

Balance at September 30, 2013	$410

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $343,000 within twelve months of September 30, 2013 and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

The valuation allowance for deferred tax assets as of September 30, 2013 and December 31, 2012 was $79.9 million and $73.8 million, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company increased its valuation allowance in the amount of $50.3 million during the year ended December 31, 2012 as a result of the Company’s reduced estimates of current and future taxable income during the carry forward period, and the fact that it is in a three-year cumulative loss position. Management will continue to periodically evaluate the valuation allowance and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods.

The income tax provision for the three months ended September 30, 2013 was $191,000 on loss before income tax provision of $9.3 million. The difference between the effective tax rate of -2.1% for the three months ended September 30, 2013 and the U.S. federal tax rate of 35% was related to (i) a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and full valuation allowance on deferred tax assets ($3.2 million); (ii) an increase in a deferred tax liability related to an indefinite-lived intangible asset ($144,000); (iii) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($28,000); (iv) state tax provisions ($24,000); and (v) an increase in the liability for unrecognized tax benefits ($5,000) as a result of additional interest being accrued; offset by the true-up of prior year federal and state tax estimates ($11,000). The income tax provision for the three months ended September 30, 2012 was $49.2 million on loss before income tax provision of $346,000. Included in the income tax provision for the three months ended September 30, 2012 is an increase in valuation allowance of $45.0 million. Including the increase in valuation allowance, the difference between the effective tax rate for the three months ended September 30, 2012 and the U.S. federal tax rate of 35% also related to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increases the Company’s foreign tax credit carry forward and corresponding valuation allowance ($3.8 million); (ii) an adjustment to deferred tax assets related to the true-up of state apportionment rates to the most recently filed state tax returns ($215,000); (iii) foreign adjustments related to foreign rate differences and withholding taxes ($133,000); (iv) losses incurred by the Company’s U.K. subsidiary which do not generate a tax benefit ($88,000); (v) the effect of permanent adjustments ($81,000); and (vi) an increase in the liability for unrecognized tax benefits as a result of additional interest being accrued ($6,000); offset by (i) state tax provisions and true-up of prior year state tax estimates ($25,000); and (ii) a decrease in the liability for unrecognized tax benefits ($15,000).

The income tax provision for the nine months ended September 30, 2013 was $268,000 on loss before income tax provision of $13.6 million. The difference between the effective tax rate of -2.0% for the nine months ended September 30, 2013 and the U.S. federal tax rate of 35% was related to (i) a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and full valuation allowance on deferred tax assets ($4.8 million); (ii) an increase in a deferred tax liability related to an indefinite-lived intangible asset ($144,000) (iii) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($96,000); (iv) state tax provisions ($24,000); and (v) an increase in the liability for unrecognized tax benefits ($14,000) as a result of additional interest being accrued; offset by the true-up of prior year federal and state tax estimates ($11,000). The income tax provision for the nine months ended September 30, 2012 was $47.8 million on loss before income tax provision of $2.4 million. Included in the income tax provision for the nine months ended September 30, 2012 is an increase in valuation allowance of $45.0 million. Including the increase in valuation allowance, the difference between the effective tax rate for the nine months ended September 30, 2012 and the U.S. federal tax rate of 35% also related to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increases the Company’s foreign tax credit carry forward and corresponding valuation allowance ($2.8 million); (ii) losses incurred by the Company’s U.K. subsidiary which do not generate a tax benefit ($335,000); (iii) an adjustment to deferred tax assets related to the true-up of state apportionment rates to the most recently filed state tax returns ($237,000); (iv) the effect of permanent adjustments ($141,000); (v) foreign adjustments related to foreign rate differences and withholding taxes ($122,000); (vi) state tax provisions ($50,000); and (vii) an increase in the liability for unrecognized tax benefits as a result of additional interest being accrued ($19,000); offset by: (i) the true-up of prior year federal and state tax estimates ($106,000); and (ii) a decrease in the liability for unrecognized tax benefits ($15,000).

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

In connection with the foregoing, the Company estimates that it will incur aggregate costs of approximately $7.0 million relating to anti-dumping duties (plus approximately $1.0 million in aggregate related interest) that will be owed by LaJobi to U.S. Customs for the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through September 30, 2013, and the Company is fully accrued for all such amounts. Of the total amount accrued as of September 30, 2013, $54,000 and $169,000, respectively, were recorded during the three and nine months ended September 30, 2013 for anticipated interest expense. In connection with the previously-disclosed restatement of certain prior period financial statements (the “Restatement”), these amounts are recorded in the periods to which they relate.

In the fourth quarter of 2012, the Company completed and submitted to U.S. Customs a voluntary prior disclosure, which included the Company’s final determination of amounts it believes are owed for all relevant periods, as well as proposed settlement amounts and proposed payment terms with respect to anti-dumping duties owed by LaJobi (the “Settlement Submission”). As part of the Settlement Submission, the Company included a payment of $0.3 million in respect of the LaJobi matters, with such payment to be credited against the amount that U.S. Customs determines is to be paid in satisfaction of the Company’s customs duty matters.

As U.S. Customs has not yet responded to the Settlement Submission, it is possible that the actual amount of duties owed for the periods covered thereby will be higher than the amounts determined to be owed and accrued by the Company. In any event, additional interest will continue to accrue until full payment is made. In addition, U.S. Customs may assess a penalty of up to 100% of the duty owed, and the Company may be subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount of duties determined by U.S. Customs to be owed by LaJobi, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any. The Company remains committed to working closely with U.S. Customs to address issues relating to incorrect duties.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As has been previously disclosed, the Company received letters on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15.0 million, and alleging that Mr. Bivona’s termination by LaJobi “for cause” violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under such employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding with respect to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer thereto, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother, Joseph Bivona, and the LaJobi seller. Post-hearing briefs were submitted and closing statements were made during the quarter ended June 30, 2013, and the parties are awaiting a final decision from the arbitration panel.

Because the Restatement resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi Earnout Consideration under the agreement governing the purchase of the LaJobi assets, applicable accounting standards required that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims. Accordingly, in connection with the Restatement, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million in respect of the LaJobi Earnout Consideration and $1.1 million in respect of a related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011. While we believe we have vigorously defended against all of Mr. Bivona’s claims, and believe that we will prevail, based on, among other things, our affirmative defenses, counterclaims and third-party claims (in which case we will be able to reverse such liability), there can be no assurance that this will be the case. An adverse decision in the arbitration that requires any significant payment by us to Mr. Bivona or the seller of the LaJobi assets to us could result in a default under the Credit Agreement and have a material adverse effect on our financial condition and results of operations. See Note 4 for a description of the Company’s senior secured financing facility, including a discussion of restrictions on the ability of the Company to pay Customs duties and LaJobi earnout payment requirements, if any, and the financial and other covenants applicable to the Company.

(b)	Customs Compliance Investigation

As has been previously disclosed, following the discovery of the matters described above with respect to LaJobi, our Board authorized a review of customs compliance practices at the Company’s non-LaJobi operating subsidiaries (the “Customs Review”). In connection therewith, instances were identified in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications and valuations of certain products imported by CoCaLo. Promptly after becoming aware of the foregoing, the Company submitted voluntary prior disclosures to U.S. Customs identifying such issues and duties anticipated to be owed. The Board also authorized an investigation into these non-LaJobi customs matters, and did not discover evidence that would lead it to conclude that there was intentional misconduct on the part of Company personnel.

As of September 30, 2013, the Company estimates that it will incur aggregate costs of approximately $2.6 million relating to such customs duties (plus approximately $0.4 million in aggregate related interest), for the years ended 2006 through 2012, and the nine months ended September 30, 2013, and the Company is fully accrued for all such amounts. Of the total amount accrued as of September 30, 2013, $18,000 and $53,000, respectively, were recorded during the three and nine months ended September 30, 2013 for anticipated interest expense. As a result of the Restatement, these amounts are recorded in the periods to which they relate. (The Company had initially recorded the applicable anticipated customs duty payment requirements (and related interest) in the three and nine months ended June 30, 2011 (the period of discovery), and recorded additional interest expense in the subsequent quarterly periods.)

In the fourth quarter of 2012 (upon completion of the Customs Review), the Company completed and submitted to U.S. Customs voluntary prior disclosures, which included the Company’s final determination of customs duty amounts it believes are owed by Kids Line and CoCaLo. Such submission with respect to Kids Line included proposed payment terms with respect to customs duties believed to be owed by Kids Line. As part of such settlement submissions, the Company included the following initial payments to U.S. Customs, such payments to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s customs duties matters: $0.2 million with respect to Kids Line customs duties and $0.3 million with respect to CoCaLo customs duties. With respect to CoCaLo, the Company’s payment represents the Company’s determination of all amounts it believes are owed by CoCaLo for the relevant periods, including interest.

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

(c)	U.S. Attorney’s Office Investigation

On August 19, 2011, the United States Attorney’s Office for the District of New Jersey (“USAO”) contacted Company counsel, requesting information relating to LaJobi previously provided by the Company to U.S. Customs, as described above, and the SEC, as described below, as well as additional documents and information. Since that time, the Company has been cooperating, and intends to continue to cooperate, with the USAO on a voluntary basis. In October 2013, discussions among the Company, its counsel and the USAO commenced, which discussions continued in early November 2013, concerning the potential resolution of this matter with respect to the Company and its LaJobi subsidiary, and the Company expects these discussions to continue. There can be no assurance that these discussions will result in a negotiated resolution. The Company is currently unable to predict the duration, the resources required or outcome of the USAO investigation or these related discussions, the nature of any sanction that may be imposed or the impact such investigation or resolution may have. An unfavorable outcome could have a material adverse effect on our financial condition and results of operations.

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

(e)	Consumer Product Safety Commission Staff Investigation

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

The Company disagrees with the position of the CPSC Staff, and believes that such position is unwarranted under the circumstances. As permitted by the notice, the Company provided the CPSC Staff with additional supplemental information in support of the Company’s position, including relevant factors in the Company’s favor that are required to be considered by the CPSC prior to the imposition of any civil penalty. The Company is currently working with the CPSC Staff regarding a possible resolution to the issue, and during the quarter ended June 30, 2013, the Company accrued $350,000 with respect thereto, which amount reflects the present value of a settlement proposal made by the Company to the CPSC Staff to be paid over time. While settlement discussions are ongoing, it is possible that no settlement will be achieved, or that any settlement or other disposition of the matter will involve substantially higher amounts than the amount accrued or will be on terms that are less favorable to the Company. Legal costs will continue to be expensed as incurred. The Company met with the CPSC staff most recently in November 2013 to discuss the terms of a potential settlement and intends to continue to work closely with the CPSC Staff in an effort to resolve this issue.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(f)	Putative Class Action and Derivative Litigations

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

All of the defendants in the Putative Class Action filed motions to dismiss the second amended complaint on June 29, 2012. On October 17, 2012, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss such complaint with prejudice. On November 14, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit from the judgment of the U.S. District Court. Briefing of the appeal was fully submitted to the Court of Appeals on May 29, 2013. On October 8, 2013, the appeal was submitted to the Court of Appeals for decision. On November 15, 2013, the Court of Appeals issued a decision and order affirming the District Court’s dismissal of the case with prejudice.

No amounts were accrued in connection with the Putative Class Action, although legal costs were expensed as incurred. As the Company has satisfied the deductible under its applicable insurance policy, the Company has been receiving reimbursement of substantially all of the legal costs incurred, which receivables are netted against the expense.

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

On June 28, 2013, Roseville filed an amended complaint that re-alleged the claims asserted in the initial complaint and with the same requests for relief. On July 26, 2013, the Company filed a motion to dismiss the amended complaint and on September 26, 2013, the Court issued an order dismissing the amended complaint with prejudice. On October 28, 2013, Roseville filed a notice of appeal from the dismissal of the amended complaint with the United States Court of Appeals for the Third Circuit. On November 14, 2013, all parties in the case filed a stipulation in the Court of Appeals providing for the dismissal of the appeal and that all parties would bear their own costs, expenses and attorney fees in the trial and appellate courts. On November 15, 2013, the Court of Appeals issued an order dismissing the appeal as provided in the stipulation.

While the Company incurred costs in connection with the defense of this lawsuit, the lawsuit did not seek monetary damages against the Company, and no amounts were accrued in connection therewith. As the Company has satisfied the deductible under its applicable insurance policy, the Company has been receiving reimbursement of substantially all of the legal costs being incurred, which receivables are netted against the expense.

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

On January 30, 2013, the Court denied plaintiff’s motion for class certification with respect to two of the proposed classes and continued for further briefing the motion for class certification with respect to the remaining proposed classes. During the quarter ended June 30, 2013, the Company reached an agreement in principle with counsel for the plaintiff on behalf of the purported classes to settle the litigation for $350,000, and during the quarter ended June 30, 2013 the Company accrued such amount. As the settlement has not yet been finalized, and will in any event be subject to approval by the Court, there can be no assurance that the settlement will be entered into at all, or that any actual settlement or other disposition of the litigation will not be in excess of amounts accrued or on terms less favorable to the Company than the agreement in principle. Legal costs will continue to be expensed as incurred. If a settlement is not achieved on terms acceptable to the Company, the Company intends to continue to vigorously defend the Wages and Hours Action.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective April 16, 2013, the parties agreed to settle their dispute and dismiss their respective claims in order to avoid the expense, distraction and unpredictability of further litigation. In connection therewith, the parties entered into a Settlement Agreement and related Distribution Agreement, pursuant to which, among other things: (i) Sahai was appointed as Sassy’s distributor in Australia and New Zealand for a two year term; (ii) Sassy agreed to pay to Sahai $375,000 (Australian dollars), or approximately U.S. $387,000, which amount was accrued at March 31, 2013 and was paid during the three months ended June 30, 2013; (iii) Sassy agreed to accept the return of up to $250,000 (Australian dollars), or approximately U.S. $258,000, of existing Sassy product inventory in Sahai’s possession and, in exchange therefor, to provide to Sahai a credit against new inventory purchases in an equivalent amount (however during the three months ended June 30, 2013, the Company recorded an inventory reserve of $167,000, and during the three months ended September 30, 2013, recorded an additional inventory reserve of $91,000, in each case for obsolete inventory; (iv) Sassy agreed to make available a marketing fund contribution of up to $100,000 (Australian dollars), or approximately U.S. $103,000, to reimburse Sahai for pre-approved marketing and promotional activities in connection with the sale of Sassy products; and (v) the parties agreed to dismiss with prejudice the Australia Action and to release each other from all claims.

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

As partial consideration for the purchase of the Kokopax® assets (described in Note 6), Sassy has agreed to pay to the seller of such assets, on a quarterly basis (when and if applicable), an amount equal to 10% of net sales achieved in respect of Kokopax products (commencing July 3, 2012) in excess of the first $2.0 million of such net sales until the earlier of: (i) March 31, 2015, and (ii) the date that such Kokopax net sales equal at least $10.0 million (the “Additional Consideration”); provided, that the aggregate amount paid in respect of the Additional Consideration (including an advance of $200,000 accrued by Sassy at closing) shall not exceed $1.0 million. The Company did not pay any amounts in connection with the foregoing during the three or nine months ended September 30, 2013 and based on current projections the Company does not anticipate making any payments in the future.

(k)	Purchase Commitments

The Company has approximately $26.5 million in outstanding purchase commitments at September 30, 2013, consisting primarily of purchase orders for inventory.

(l)	License and Distribution Agreements

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Although the Company does not believe its business is dependent on any single license, the LaJobi Graco® license (which expires on March 31, 2015, subject to renewals and certain early termination rights) and the Kids Line Carter’s® license are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the three and nine months ended September 30, 2013 and 2012. In July 2013, Kids Line and Carters® signed a new license agreement which expires on December 31, 2014. In addition, the Serta® license (which has been renewed and expires on December 31, 2018, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Disney® license (which expires on December 31, 2013, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Garanimals® license (which expires on December 31, 2014) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case for each of the three and nine months ended September 30, 2013 and 2012.While historically the Company has been able to renew the license agreements that it wishes to continue on terms acceptable to it, there can be no assurance that this will be the case, and the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on the Company’s results of operations. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The aggregate amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $14.2 million, of which approximately $4.6 million remained unpaid at September 30, 2013. Royalty expense for the three and nine months ended September 30, 2013 was $2.4 million and $7.1 million, respectively. Royalty expense for the three and nine months ended September 30, 2012 was $2.7 million and $6.8 million, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

With respect to Items (a) through (g) above, the outcome of such matters (individually or in the aggregate) could materially and adversely affect the Company’s ability to maintain compliance with its financial covenants under its amended Credit Agreement, its financial position and/or its liquidity. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources.”

NOTE 10 – RELATED PARTY TRANSACTIONS

Effective September 12, 2012, Renee Pepys Lowe was appointed to the position of President of Kids Line and CoCaLo. CoCaLo contracts for warehousing and distribution services from a company that is managed by Ms. Lowe’s spouse. For the three and nine months ended September 30, 2013, CoCaLo paid approximately $0.3 million and $1.1 million, respectively to such company for these services. For the three and nine months ended September 30, 2012, CoCaLo paid approximately $0.5 million and $1.5 million, respectively to such company for these services.

From September 12, 2011 through March 13, 2013, Mr. Benaroya served as interim Executive Chairman and acting Chief Executive Officer of the Company pursuant to an agreement between the Company and RB, Inc., a Delaware corporation wholly-owned by Mr. Benaroya (the “Interim Agreement”), which provided for the full-time services of Mr. Benaroya for a fee of $100,000 per calendar month during its term. Notwithstanding the stated contractual amount, commencing as of September 2012, RB, Inc. advised the Company to reduce the fee to $75,000 per calendar month. Mr. Benaroya was not paid directors’ fees during the term of his engagement as interim Executive Chairman, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. The Interim Agreement was terminated on March 13, 2013, in connection with the appointment of Mr. Benaroya as President and Chief Executive Officer of the Company. The Company paid $0 and $0.2 million to RB, Inc. for the services of Mr. Benaroya pursuant to the Interim Agreement for the three and nine months ended September 30, 2013, respectively. The Company paid $0.3 million and $0.9 million to RB, Inc. for the services of Mr. Benaroya pursuant to the Interim Agreement for the three and nine months ended September 30, 2012, respectively.

NOTE 11 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all applicable accounting pronouncements in effect as of September 30, 2013, and does not believe that there are any other new accounting pronouncements or changes in accounting pronouncements issued during the nine months ended September 30, 2013, that might have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 12 – COMMON STOCK PURCHASE

On August 30, 2013, the Company sold 200,000 treasury shares to our President and Chief Executive Officer pursuant to the terms of his employment agreement with the Company at a price of $1.25 per share, representing the fair market value of our common stock at the time of such sale. These shares were originally repurchased by the Company at a weighted average cost of $19.54 per share, representing fair market value at the time of such repurchase. The difference between the fair market value at the time of sale to our President and Chief Executive Officer and the cost of the common stock at the time of the Company’s repurchase was recorded as a charge to Retained Earnings in the approximate amount of $3.7 million during the three and nine-month period ended September 30, 2013.

NOTE 13 – SUBSEQUENT EVENTS

Amendment to Credit Agreement

A Third Amendment to Credit Agreement and Limited Waiver was executed on November 14, 2013, as is described in detail in Note 4.

Sassy Property Sale

As has been previously disclosed, on October 10, 2013 (the Effective Date”), Sassy entered into a Buy and Sell Agreement (the “Sassy Agreement”) with Ventra Grand Rapids 5, LLC, a Delaware corporation (“Buyer”), for the sale by Sassy to Buyer of the real property owned by Sassy and located at 2305 Breton Industrial Park Drive SE, Kentwood, Michigan, together with the buildings, fixtures and improvements thereon, as well as specified equipment and personal property (collectively, the “Premises”), for a cash purchase price of $1.5 million. A portion of the Premises (constituting warehouse space) was made available to the Buyer commencing October 14, 2013 pursuant to a short-term license until the closing was consummated. In connection with such closing, which was consummated on November 14, 2013, the Buyer and the Sassy (as tenant) entered into a lease with respect to a portion of the Premises (at an approximate total cost of $300,000, exclusive of any renewal periods). The lease consists of an office lease for a two-year term, with three one-year options to extend, provided that the Buyer may cancel the office lease after its first anniversary on 180 days’ prior notice, and a lease of warehouse space through May 31, 2014. The Company recorded a non-cash impairment of $0.8 million for the three and nine months ended September 30, 2013 related to this real property, and the relevant assets are shown as assets held for sale on the consolidated balance sheets for such periods.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3PL Agreement

On November 13, 2013, KID entered into an Operating Services Agreement (the “3PL Agreement”) with National Distribution Centers, L.P., the warehousing and distribution division of NFI (“NFI”) for certain third party logistics (3PL) services for the Company’s warehousing and distribution operations. Pursuant to the 3PL Agreement, NFI will provide storage, handling, inventory management, transportation management, shipping, receiving, repackaging, order processing and related support services to the Company and its subsidiaries at NFI’s distribution center in Chino, California. The initial term of the 3PL Agreement will continue through March 1, 2019, subject to customary early termination provisions, and the right by either party to terminate in the event that specified pricing assumptions materially change (as discussed below). The term of the 3PL Agreement will automatically renew for successive 12-month periods (up to an additional 5 years), unless either party provides written notice to the other party of its desire to terminate the 3PL Agreement at least 120 days prior to the end of the then current term.

The Company is obligated to pay NFI a monthly amount based on fixed and variable labor costs, fixed storage costs, variable handling and other costs, and NFI’s management fee (variable costs are based upon certain key operating assumptions). If any of the key operating assumptions become materially inaccurate or incorrect, under specified circumstances, the affected party may request a fee adjustment (whether an increase or decrease), and the parties have agreed to discuss in good faith the extent, if any, of such adjustment. In the event that the parties are unable to mutually agree upon an appropriate fee adjustment, the party requesting the fee adjustment will have the right to terminate the 3PL Agreement prior to the expiration of its term.

The Company is obligated to pay $1.5 million to NFI in start-up costs over a nine-month period beginning in the fourth quarter of 2013, which will be partially offset by reduced fixed costs over the initial term of the 3PL Agreement, including zero or reduced monthly storage fees during the four-month period beginning on the commencement date. If the Company terminates the 3PL Agreement prior to its expiration following a breach by NFI of its material obligations thereunder (after an applicable cure period), NFI will be obligated to reimburse the Company for a specified pro-rated portion of the start-up costs paid by the Company.

Consolidation Plan

The Company has evaluated the long-term location of its distribution facilities to assess their effectiveness in servicing the Company’s customers, and anticipates that a single location in California, closer to the port-of-entry for most of the Company’s goods, will offer faster service to market at better cost. As a result, the Company determined to implement a transition to a single third-party logistics company, and the related closure (upon expiration of the applicable lease agreements) of its subsidiaries’ distribution centers in Cranbury, New Jersey; Southgate, California; and Kentwood, Michigan, and the termination of certain existing 3PL agreements (collectively, the “Consolidation Plan”). Management authorized the Consolidation Plan (including the execution of the 3PL Agreement described above) as of November 13, 2013. The Consolidation Plan is expected to be completed during the second quarter of 2014.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Of the $1.5 million to be paid to NFI in start-up costs as described above, approximately $0.9 million is anticipated to be paid in installments over the course of the fourth quarter of 2013, and the remainder is anticipated to be paid during the first half of 2014. In addition to these start-up costs, the Company estimates that it will incur a total of approximately $1.7 million in cash expenditures in connection with the Consolidation Plan, consisting primarily of the following: one-time termination benefits of approximately $600,000; project management costs of approximately $600,000; moving costs of approximately $400,000; and retention bonuses of approximately $100,000. The Company anticipates that approximately $1.5 million of the $1.7 million in cash expenditures described above will be recognized as an expense in the fourth quarter of 2013, with the remainder expensed during the first half of 2014. The actual cash expenditures are currently anticipated to take place over a period of time, including approximately $600,000 during the fourth quarter of 2013, and the remainder during the first half of 2014.

KID/LaJobi Office Lease

On November 15, 2013, KID entered into an Office Lease Agreement (the “Lease”) with Meadows Office, L.L.C., a Delaware limited liability company (the “Landlord”), effective immediately, for the lease of approximately 26,500 square feet of office space in Rutherford, New Jersey for its executive offices and those of its LaJobi subsidiary. The term of the Lease is 142 months (plus the partial month in which the Lease term commences, subject to termination for specified events of default, with an option to renew for an additional 5-year period exercisable by KID upon terms specified in the Lease. Base rent is payable monthly, and for the first year of the term will be approximately $0.62 million, with annual increases on each anniversary of the commencement date of 1.025 times the annual base rent previously in effect. Base rent for the renewal period, if applicable, will be the greater of 1.025 times the annual base rent then in effect and fair market value, subject to specified annual increases. Provided KID is not in default, monthly base rent shall be either abated or reimbursed by the Landlord for the first 22 full calendar months of the Lease term. In addition to base rent, KID will be responsible for its proportionate share of specified increases in taxes; specified utility charges; and the costs of permitted alterations (provided that approximately $1.0 million will be provided to KID by the Landlord for initial agreed-upon alterations). Ancillary space for storage and business operations will also be provided on terms set forth in the Lease. Late payments are subject to a 12% default interest rate, and an 8% fee. KID is paying a security deposit of $360,000 by letter of credit in connection with the execution of the Lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and March 31, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the “2012 10-K”), including the consolidated financial statements and notes thereto.

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

We generated net sales of approximately $46.7 million and $142.2 million for the three and nine months ended September 30, 2013, respectively. International sales, defined as sales outside of the United States, including export sales, constituted 9.9% and 9.1% of our net sales for the nine months ended September 30, 2013 and 2012, respectively.

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

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. The costs of warehousing, outbound handling costs and outbound shipping costs were $3.4 million and $9.6 million, for the three and nine months ended September 30, 2013, respectively and $3.5 million and $10.3 million for the three and nine months ended September 30, 2012, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers. See Note 1 of the Notes to Unaudited Consolidated Financial Statements for a discussion of the correction to prior periods in this Quarterly Report on Form 10-Q of an immaterial misclassification of certain expenses, which were originally classified as cost of sales, but in accordance with the accounting policy described above, have been reclassified as selling, general and administrative expenses for the three and nine months ended September 30, 2012.

If our suppliers experience increased raw material, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods; our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) an increasing shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements; and (iii) other increased costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above. In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have adversely affected gross margins and net income for specified periods. As the customs matters have not been concluded, however, it is possible that the actual amount of duty owed for the relevant periods will be higher than currently accrued amounts, and in any event, additional interest will continue to accrue until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accruals recorded will adversely affect our gross margin and net income for the periods in which such amounts are recorded and could have a material adverse effect on our results of operations. See Note 9 of Notes to the Unaudited Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters.

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

Credit Agreement Amendment

On December 21, 2012, KID and specified domestic subsidiaries executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. For a detailed description of the Credit Agreement, see “Liquidity and Capital Resources — Debt Financing” below.

As of September 30, 2013, the Company was not in compliance with the monthly consolidated Adjusted EBITDA covenant for the trailing twelve month period ended September 30, 2013, or the consolidated Fixed Charge Coverage Ratio covenant for the quarter ended September 30, 2013 required under the Credit Agreement, and anticipated that it would not be in compliance with the Adjusted EBITDA covenant for the trailing twelve month period ended October 31, 2013 (the “Covenant Defaults”). As a result, the Credit Agreement was amended on November 14, 2013, via a Third Amendment to Credit Agreement and Limited Waiver (“Amendment No. 3”), among other things: (i) to waive the Covenant Defaults (and any default or event of default resulting therefrom); (ii) commencing with the month ending November 30, 2013, to eliminate the Adjusted EBITDA covenant and the Fixed Charge Coverage Ratio covenant, and replace them with financial covenants based on average daily Availability and gross sales, in each case, tested monthly; (iii) to require delivery of a monthly gross sales report; and (iv) to accelerate the delivery date of the 2014 business plan (from January 30, 2014 to December 16, 2013). For a detailed description of the new financial covenants applicable to the Company pursuant to Amendment No. 3, as well as a description of previous amendments to the Credit Agreement, including a letter agreement executed on August 13, 2013 eliminating the requirement for the Company to comply with the then-applicable Adjusted EBITDA covenant for the testing periods ending of each of July 31, 2013 and August 31, 2013, see Note 4 of the Notes to Unaudited Consolidated Financial Statements and “Liquidity and Capital Resources — Debt Financing” below.

Consolidation Plan/3PL Agreement

The Company has evaluated the long-term location of its distribution facilities to assess their effectiveness in servicing the Company’s customers, and anticipates that a single location in California, closer to the port-of-entry for most of the Company’s goods, will offer faster service to market at better cost. As a result, the Company has determined to implement a transition to a single third-party logistics company, and the related closure (upon expiration of the applicable lease agreements) of its subsidiaries’ distribution centers in Cranbury, New Jersey; Southgate, California; and Kentwood, Michigan, and the termination of certain existing 3PL agreements (collectively, the “Consolidation Plan”). In connection therewith, on November 13, 2013, KID entered into an Operating Services Agreement (the “3PL Agreement”) with National Distribution Centers, L.P., the warehousing and distribution division of NFI (“NFI”) for certain third party logistics (3PL) services for the Company’s warehousing and distribution operations. Pursuant to this agreement, NFI will provide storage, handling, inventory management, transportation management, shipping, receiving, repackaging, order processing and related support services to KID and its subsidiaries at NFI’s distribution center in Chino, California. See Item 5 for a description of the Consolidation Plan, the 3PL Agreement, and costs associated therewith.

KID/LaJobi Office Lease

On November 15, 2013, KID entered into an office lease agreement with Meadows Office, L.L.C., for the lease of approximately 26,500 square feet of office space in Rutherford, New Jersey for its executive offices and those of its LaJobi subsidiary. See Item 5 for additional detail with respect to the terms of this office lease.

U.S. Attorney’s Office Investigation

On August 19, 2011, the United States Attorney’s Office for the District of New Jersey (“USAO”) contacted Company counsel, requesting information relating to LaJobi previously provided by the Company to U.S. Customs and the SEC, as described above, as well as additional documents and information. Since that time, the Company has been cooperating, and intends to continue to cooperate, with the USAO on a voluntary basis. In October 2013, discussions among the Company, its counsel and the USAO commenced, which discussions continued in early November 2013, concerning the potential resolution of this matter with respect to the Company and its LaJobi subsidiary. The Company expects these discussions to continue. There can be no assurance that these discussions will result in a negotiated resolution. The Company is currently unable to predict the duration, the resources required or outcome of the USAO investigation or these related discussions, the nature of any sanction that may be imposed or the impact such investigation or resolution may have. An unfavorable outcome could have a material adverse effect on our financial condition and results of operations.

Sassy Property Sale

On October 10, 2013, Sassy entered into a Buy and Sell Agreement with Ventra Grand Rapids 5, LLC, a Delaware corporation, for the sale by Sassy to Buyer of the premises owned by Sassy and located at 2305 Breton Industrial Park Drive SE, Kentwood, Michigan, including specified equipment and personal property, for a cash purchase price of $1.5 million. See Note 13, of the Notes to Unaudited Consolidated Financial Statements for a description of this agreement and related transactions. In connection with the sale, which was consummated on November 14, 2013 the Company recorded an impairment of $0.8 million for the three and nine months ended September 30, 2013.

Customer Deduction

As has been previously disclosed, in March 2013, a large customer of ours deducted approximately $900,000 from its payment of outstanding amounts due (the “Deduction”). In connection with our investigation of the matter, we determined that the Deduction represented the customer’s annual accounting of product returns. In final settlement of this matter, we recorded an additional accrual of $261,000 in the third quarter of 2013. As a result, the Borrowers have accrued an additional $50,000 fee payable to the Lenders in accordance with the provisions of Amendment No. 1 to the Credit Agreement (described in Note 4 to the Notes to Unaudited Consolidated Financial Statements).

Intangible Assets

Due to continued softness in much of its business during the third quarter of 2013, the Company again determined that indicators of impairment of certain of its indefinite-lived intangible assets existed, and as a result, conducted testing of all of the Company’s trade names except the Sassy trade name (which had no indicators of impairment), as of September 30, 2013. Testing of trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method. In the Company’s September 30, 2013 analysis, it used a five-year projection period, which has been its prior practice. For the interim testing the Company concluded that it was appropriate to retain the assumed royalty rates used for its 2012 annual testing and revised growth rates. The fair value of the LaJobi trade name was determined to be lower than its carrying value due to revised future cash flow projections resulting from meaningfully lower sales to one of its major customers in the third quarter of 2013. This resulted in an approximate $4.0 million impairment, which was recorded in cost of sales in the third quarter of 2013. No other indefinite-lived intangible assets were impaired. While Kids Line and CoCaLo sales also decreased during the third quarter of 2013, the fair value of their trade names continued to exceed their carrying value as of September 30, 2013.

The Company’s other intangible assets with definite lives (consisting of customer lists, the Kokopax trade name and LaJobi royalty agreements) are amortized over their estimated useful lives and are tested on an interim basis if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. The fair value of the Kokopax trade name and customer relationships were determined to be lower than their respective carrying values due to revised undiscounted future cash flow projections resulting from lower than anticipated sales. This resulted in an approximate $0.2 million impairment (representing a full impairment of such intangibles) which was recorded in cost of sales in the third quarter of 2013. No other definite-lived intangible assets were impaired during the third quarter of 2013. While LaJobi, Kids Line and CoCaLo sales also decreased during the third quarter of 2013, the fair value of their royalty agreements, in the case of LaJobi, and their customer lists, in the case of Kids Line and CoCaLo, continued to exceed their carrying value as of September 30, 2013.

NYSE Notification

Our common stock is currently listed on the New York Stock Exchange (NYSE). On December 14, 2012, the NYSE notified the Company that we had fallen below the continued listing standard that requires average market capitalization to not fall below $50.0 million for a 30 trading-day period or total stockholders’ equity of at least $50.0 million. The Company fell below such standard primarily as a result of the previously disclosed $45.0 million increase in the Company’s non-cash valuation allowance for deferred tax assets recorded during the quarter ended September 30, 2012, which reduced the Company’s stockholders’ equity to $40.5 million (the Company’s market capitalization was already below $50 million). In accordance with procedures of the NYSE, we timely submitted to the NYSE a plan to attain compliance, within 18 months, with the continued listing standards of the NYSE. This plan was accepted by the NYSE on March 14, 2013. As a result, our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and quarterly review by the NYSE staff for compliance with this plan. If we do not make progress consistent with the plan during the plan period, we will be subject to delisting proceedings. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline or become more volatile. Delisting could also make it more difficult for us to raise additional capital.

Putative Class Action and Derivative Litigation

As is described in Note 9 to the Notes to Unaudited Consolidated Financial Statements, on November 15, 2013, the relevant Court of Appeals affirmed the District Court’s dismissal of the Putative Class Action with prejudice, and issued an order dismissing the appeal of the dismissal of the amended complaint in the Putative Derivative Action pursuant to a stipulation previously filed by the parties on November 14, 2013.

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

General Economic Conditions as they Impact Our Business

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty can lead to reduced consumer and business spending, and the purchasers of their products, as well as reduced consumer confidence. In addition, there has been a continuing shift in the channels from which consumers purchase goods, including from brick-and-mortar stores to online venues, and our business will be affected by our ability to adapt to such changes in an efficient manner. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectability of cash from our customers and/or (iv) increased pressure from major retailers to offer additional mark downs and other pricing accommodations. See Item 1A, “Risk Factors – The state of the economy may impact our business” of the 2012 10-K.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

As is disclosed in the 2012 10-K, in connection with the implementation of our new consolidated information technology system (described in “Liquidity and Capital Resources” below), the Company identified a misclassification of expenses relating to certain warehousing, outbound handling and outbound shipping costs in the Consolidated Statements of Operations for each of the years ending December 31, 2011 and 2010 and applicable interim periods (including interim periods in 2012). As a result, the Company has revised prior period financial statements for such periods to correct this misclassification. See Note 1, “Immaterial Correction”. With respect to the three months ended September 30, 2012, this misclassification resulted in an understatement of selling, general and administrative expenses in the amount of $1.1 million, and a corresponding overstatement of cost of sales, in the Unaudited Consolidated Statement of Operations for such period. The discussion and analysis included below is based on the revised Unaudited Consolidated Statements of Operations for the three months ended September 30, 2012 included herein. The misstatements had no impact on previously reported Income from Operations, Loss from Operations before Income Tax Provision, Net Loss, or Net Loss Per Share for such period. No adjustments were required to be made to the December 31, 2012 Balance Sheet, or the Statements of Comprehensive (Loss) Income, Statements of Shareholders’ Equity, or Statements of Cash Flows for any affected period.

Net sales for the three months ended September 30, 2013 decreased 23.4% to $46.7 million, compared to $60.9 million for the three months ended September 30, 2012. This decrease was the result of sales declines of 45.9% at CoCaLo, 32.6% at Kids Line and 29.0% at LaJobi, in each case primarily due to significantly lower sales volume at certain large customers. These declines were partially offset by an increase in sales of 23.0% at Sassy, primarily due to continued acceptance of new products. The sales decreases at CoCaLo and Kids Line also reflect higher closeout sales in the third quarter of 2012 ($1.6 million), the discontinuance of underperforming products and licenses ($3.9 million), as well as lower international sales at the Company’s foreign subsidiaries ($1.3 million), resulting in part from the closure of the Company’s UK operations at the end of 2012.

Gross profit was $6.8 million, or 14.6% of net sales, for the three months ended September 30, 2013, as compared to $14.4 million, or 23.6% of net sales, for the three months ended September 30, 2012. Gross profit decreased in absolute terms and as a percentage of net sales primarily as a result of: (i) lower sales ($6.3 million) during the third quarter of 2013, and (ii) aggregate non-cash impairments to intangible assets of $4.2 million (the “Intangibles Impairments”), consisting of a non-cash impairment to the LaJobi trade name in the amount of $4.0 million and a non-cash impairment to the Kokopax trade name and customer relationships in the aggregate amount of $0.2 million (See Note 6 of the Notes to Unaudited Consolidated Financial Statements); partially offset by: (i) lower product costs ($1.7 million); (ii) lower inventory reserves ($1.0 million); and (iii) lower royalty expense ($0.2 million).

Selling, general and administrative (“SG&A”) expense was $14.8 million, or 31.7% of net sales, for the three months ended September 30, 2013 as compared to $13.4 million, or 22.0% of net sales, for the three months ended September 30, 2012. SG&A expense increased as a percentage of sales due to lower sales volume, and increased in absolute terms primarily as a result of: (i) the non-cash impairment of the Sassy land and building ($0.8 million) in connection with its sale (the “Sassy Impairment”); (ii) increased sales samples ($0.3 million); (iii) increased bonus accruals ($0.3 million); (iv) increased legal fees ($0.2 million); (v) increased recruiting fees ($0.2 million); and (vi) other increases of smaller magnitude (aggregating $0.3 million). These increases were offset in part by: (a) decreases in marketing costs ($0.3 million); and (b) lower warehousing costs ($0.4 million).

Other expense was $1.3 million for the three months ended September 30, 2013 as compared to other expense of $1.4 million for the three months ended September 30, 2012. This improvement of approximately $0.1 million was primarily due to a decrease in interest expense of $0.3 million resulting from lower borrowing costs in such period compared to the same period in 2012 which period also included a write off of deferred financing costs of approximately $0.7 million, which improvement was partially offset by a foreign currency exchange gain of $0.2 million in the third quarter of 2012 that did not recur in 2013.

Loss before income tax provision was $9.3 million for the three months ended September 30, 2013 as compared to loss before income tax provision of $0.3 million for the three months ended September 30, 2012, primarily as a result of the items described above.

The income tax provision for the three months ended September 30, 2013 was $191,000 on loss before income tax provision of $9.3 million. The difference between the effective tax rate of -2.1% for the three months ended September 30, 2013 and the U.S. federal tax rate of 35% was related to (i) a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and full valuation allowance on deferred tax assets ($3.2 million); (ii) an increase in deferred tax liability related to an indefinite-lived intangible asset ($144,000); (iii) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($28,000); (iv) state tax provisions ($24,000); and (v) an increase in the liability for unrecognized tax benefits ($5,000) as a result of additional interest being accrued; offset by the true-up of prior year federal and state tax estimates ($11,000). The income tax provision for the three months ended September 30, 2012 was $49.2 million on loss before income tax provision of $346,000. Included in the income tax provision for the three months ended September 30, 2012 is an increase in valuation allowance of $45.0 million. Including the increase in valuation allowance, the difference between the effective tax rate for the three months ended September 30, 2012 and the U.S. federal tax rate of 35% also related to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increases the Company’s foreign tax credit carry forward and corresponding valuation allowance ($3.8 million); (ii) an adjustment to deferred tax assets related to the true-up of state apportionment rates to the most recently filed state tax returns ($215,000); (iii) foreign adjustments related to foreign rate differences and withholding taxes ($133,000); (iv) losses incurred by the Company’s U.K. subsidiary which do not generate a tax benefit ($88,000); (v) the effect of permanent adjustments ($81,000); and (vi) an increase in the liability for unrecognized tax benefits as a result of additional interest being accrued ($6,000); offset by (i) state tax provisions and true-up of prior year state tax estimates ($25,000); and (ii) a decrease in the liability for unrecognized tax benefits ($15,000).

As a result of the foregoing, net loss for the three months ended September 30, 2013 was $9.5 million, or ($0.43) per diluted share, compared to net loss of $49.6 million, or ($2.27) per diluted share, for the three months ended September 30, 2012.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

As is disclosed in the 2012 10-K, in connection with the implementation of our new consolidated information technology system (described in “Liquidity and Capital Resources” below), the Company identified a misclassification of expenses relating to certain warehousing, outbound handling and outbound shipping costs in the Consolidated Statements of Operations for each of the years ending December 31, 2011 and 2010 and applicable interim periods (including interim periods in 2012). As a result, the Company has revised prior period financial statements for such periods to correct this misclassification. See Note 1, “Immaterial Correction”. With respect to the nine months ended September 30, 2012, this misclassification resulted in an understatement of selling, general and administrative expenses in the amount of $3.7 million, and a corresponding overstatement of cost of sales, in the Unaudited Consolidated Statement of Operations for such period. The discussion and analysis included below is based on the revised Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2012 included herein. The misstatements had no impact on previously reported Income from Operations, Loss from Operations before Income Tax Provision, Net Loss, or Net Loss Per Share for such period.

Net sales for the nine months ended September 30, 2013 decreased 17.1% to $142.2 million, compared to $171.6 million for the nine months ended September 30, 2012. This decrease was primarily the result of sales declines of 27.5% at Kids Line, 26.8% at CoCaLo and, 21.6% at LaJobi, in each case primarily due to significantly lower sales volume at certain large customers. These declines were partially offset by an increase in sales of 20.6% at Sassy, primarily due to continued new product acceptance. The sales decreases at CoCaLo and Kids Line also reflect higher closeout sales in the nine months ended September 30, 2012 ($3.6 million), the discontinuance of underperforming products and licenses ($5.5 million), as well as lower international sales from the Company’s foreign subsidiaries ($3.4 million), resulting in part from the closure of the Company’s UK operations at the end of 2012.

Gross profit was $32.3 million, or 22.7% of net sales, for the nine months ended September 30, 2013, as compared to $44.0 million, or 25.6% of net sales, for the nine months ended September 30, 2012. Gross profit decreased in absolute terms and as a percentage of sales, primarily as a result of: (i) lower sales ($10.2 million); (ii) the Intangibles Impairments ($4.2 million), and; (iii) higher royalty expense ($0.3 million), partially offset by lower inventory reserves ($1.6 million) and lower product costs ($1.4 million).

SG&A expense was $43.3 million, or 30.4% of net sales, for the nine months ended September 30, 2013 as compared to $42.7 million, or 24.9% of net sales, for the nine months ended September 30, 2012. SG&A expense increased as a percentage of sales due to lower sales volume, and increased in absolute terms primarily as a result of: (i) increased legal fees and settlement proposal accruals (an aggregate of $2.7 million); (ii) the Sassy Impairment ($0.8 million ); (iii) increased recruiting fees ($0.5 million); (iv) increased bonus accruals ($0.5 million); (v) increased stock-based compensation expense ($0.2 million) as a result of an inducement award granted in connection with the appointment of our President and Chief Executive Officer; and (vi) increased professional fees related to banking ($0.1 million). These increases were partially offset by: (i) lower shipping and warehousing costs ($1.1 million); (ii) decreased marketing costs ($0.8 million); (iii) decreased personnel costs related to reductions in headcount ($0.7 million); (iv) decreased product development costs ($0.6 million); (v) decreased severance costs ($0.5 million); (vi) decreased third party logistics (“3PL”) costs ($0.3 million); and (vii) the impact of other expense reduction initiatives that resulted in an aggregate additional savings of $0.2 million.

Other expense was $2.6 million for the nine months ended September 30, 2013 as compared to $3.7 million for the nine months ended September 30, 2012. This decrease of approximately $1.1 million was primarily due to the gain on the sale of specified intellectual property in the second quarter of 2013 ($1.2 million); partially offset by an increase in interest expense ($0.1 million), due to higher borrowing costs during the nine months ended September 30, 2013 compared to the same period in 2012 which period included a write off of deferred financing costs of approximately $1.5 million.

Loss before income tax provision was $13.6 million for the nine months ended September 30, 2013 as compared to loss before income tax provision of $2.4 million for the nine months ended September 30, 2012, primarily as a result of the items described above.

The income tax provision for the nine months ended September 30, 2013 was $268,000 on loss before income tax provision of $13.6 million. The difference between the effective tax rate of -2.0% for the nine months ended September 30, 2013 and the U.S. federal tax rate of 35% was related to (i) a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and full valuation allowance on deferred tax assets ($4.8 million); (ii) an increase in deferred tax liability related to an indefinite-lived intangible asset ($144,000) (iii) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($96,000); (iv) state tax provisions ($24,000); and (v) an increase in the liability for unrecognized tax benefits ($14,000) as a result of additional interest being accrued; offset by the true-up of prior year federal and state tax estimates ($11,000). The income tax provision for the nine months ended September 30, 2012 was $47.8 million on loss before income tax provision of $2.4 million. Included in the income tax provision for the nine months ended September 30, 2012 is an increase in valuation allowance of $45.0 million. Including the increase in valuation allowance, the difference between the effective tax rate for the nine months ended September 30, 2012 and the U.S. federal tax rate of 35% also related to: (i) an anticipated federal net operating loss carry back, which will free foreign tax credits and in turn increases the Company’s foreign tax credit carry forward and corresponding valuation allowance ($2.8 million); (ii) losses incurred by the Company’s U.K. subsidiary which do not generate a tax benefit ($335,000); (iii) an adjustment to deferred tax assets related to the true-up of state apportionment rates to the most recently filed state tax returns ($237,000); (iv) the effect of permanent adjustments ($141,000); (v) foreign adjustments related to foreign rate differences and withholding taxes ($122,000); (vi) state tax provisions ($50,000); and (vii) an increase in the liability for unrecognized tax benefits as a result of additional interest being accrued ($19,000); offset by: (i) the true-up of prior year federal and state tax estimates ($106,000); and (ii) a decrease in the liability for unrecognized tax benefits ($15,000).

As a result of the foregoing, net loss for the nine months ended September 30, 2013 was $13.9 million, or ($0.63) per diluted share, compared to net loss of $50.2 million, or ($2.30) per diluted share, for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents and availability under our senior credit facility. At September 30, 2013 and December 31, 2012, revolving loan availability under our senior credit facility was $4.4 million and $11.4 million, respectively.

As noted elsewhere herein, as of September 30, 2013, the Company was not in compliance with the monthly consolidated Adjusted EBITDA covenant for the trailing twelve month period ended September 30, 2013, or the consolidated Fixed Charge Coverage Ratio covenant for the quarter ended September 30, 2013 required under our credit agreement, and anticipated that it would not be in compliance with the Adjusted EBITDA covenant for the trailing twelve month period ended October 31, 2013 (the “Covenant Defaults”). As a result, such credit agreement was amended on November 14, 2013, via a Third Amendment to Credit Agreement and Limited Waiver (“Amendment No. 3”), among other things: (i) to waive the Covenant Defaults (and any default or event of default resulting therefrom); (ii) commencing with the month ending November 30, 2013, to eliminate the Adjusted EBITDA covenant and the Fixed Charge Coverage Ratio covenant, and replace them with financial covenants based on average daily Availability and gross sales, in each case, tested monthly; (iii) to require delivery of a monthly gross sales report; and (iv) to accelerate the delivery date of the 2014 business plan (from January 30, 2014 to December 16, 2013). See “Debt Financing” below for a detailed description of the terms of such amendment. To the extent the Company cannot maintain compliance with the new financial covenants, the lenders may, among other things, impose a default rate of interest, accelerate the loans, declare the commitments thereunder to be terminated, refuse to permit further draw-downs on the Tranche A and/or Tranche A-1 Revolvers, seize collateral, or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. In addition, an event of default under our credit agreement could result in a cross-default under certain license agreements that we maintain. All of the foregoing could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Our operating activities generally provide sufficient cash to fund our working capital requirements and, together with borrowings under our senior credit facility (subject to the discussion in the preceding paragraph), are expected to be sufficient to fund our operating needs and capital requirements for at least the next twelve months (including expected customs duty assessments and related interest), based on current assumptions regarding the amounts and timing of such expenditures and anticipated cash flows. We currently expect to remain in compliance with the revised financial covenants for at least the next twelve months. Based on our current expectations, however, any significant deviation in actual results from our expected results of operations, any significant deviation in the amounts or timing of material expenditures from current estimates, or any significant earnout payments, other significant unanticipated expenses or accruals (including: customs duty assessments and related interest in excess of current accruals and/or any related penalties imposed by U.S. Customs, the USAO, the SEC or any other governmental authority; fines or penalties imposed on the Company in connection with the CPSC investigation described in Note 9 of the Notes to Unaudited Consolidated Financial Statements in excess of current accruals, fines or penalties resulting from any future CPSC investigation; unanticipated financial statement accruals; and/or unanticipated judgments in pending litigations/arbitration), or any significant business or product acquisitions, could result in a default (including of the new financial covenants) under our credit agreement, have a material adverse effect on our financial condition and/or may result in the need for additional debt or equity financing. See Note 9 to the Notes to Unaudited Consolidated Financial Statements, for a discussion, among other things, of certain pending arbitration, litigations and investigations, the outcome of which (individually or in the aggregate) could materially and adversely affect the Company’s compliance with its new financial covenants under its amended credit agreement, its financial condition and/or liquidity. See Item 1A – Risk Factors of the 2012 10-K –“Inability to maintain compliance with the bank covenants” and “We are currently party to litigation and other matters that could be costly to defend and distracting to management, and if decided against us, could have a material adverse effect on our business”. See also “Debt Financing” below for conditions precedent contained in our credit agreement with respect to the payment of Customs duties or any earnout consideration, as well as the financial covenants applicable to the Company.

Historically, the proceeds of our bank facility have been used to fund acquisitions, and cash flows from operations have been utilized to pay down debt. Accordingly, with the exception of funding short-term working capital requirements (which were necessitated by our strategy of paying down debt), we typically did not actively utilize our revolving credit facility to fund operations. Subject to the discussion above, the Company anticipates that cash flows from operations will continue to be used to pay down our revolving credit facility (to the extent available for such purposes), and to pay associated interest on amounts outstanding under our credit facility. Availability under the refinanced revolver is intended to continue to be used to fund short-term working capital requirements, including anticipated anti–dumping duty and other Customs duty assessments and related interest, any unanticipated expenses, and/or any future acquisitions.

See Note 7 of the Notes to Unaudited Consolidated Financial Statements for a description of the Company’s customers who account for a significant percentage of the Company’s gross sales (and the volume of business conducted with such customers) during the three and nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013 and December 31, 2012, the Company had cash and cash equivalents of $0.2 million and $0.3 million, respectively. As of September 30, 2013 and December 31, 2012, working capital was ($19.4 million) and ($13.9 million), respectively. The negative working capital reflects the classification of all outstanding debt under the Company’s current credit agreement as short-term debt. The increase in negative working capital reflects losses incurred during the nine months ended September 30, 2013.

Net cash provided by operating activities was $1.2 million during the nine months ended September 30, 2013 compared to net cash used in operating activities of $5.1 million during the nine months ended September 30, 2012. Operating activities reflected the net loss of $13.9 million in the first nine months of 2013, as compared to net loss of $50.2 million in the first nine months of 2012. Cash provided by operations for the nine months ended September 30, 2013 (compared to the prior year period) was impacted by a net decrease in accounts receivable of $6.1 million, primarily resulting from lower sales, a decrease in prepaid expenses and other current assets of $0.5 million, and an increase from the prior year period of $1.9 million in accounts payable and accrued expenses as a result of the timing of payments, partially offset by a net increase in inventory of $0.6 million.

Net cash used in operating activities was $5.1 million during the nine months ended September 30, 2012. Operating activities reflected the net loss of $50.2 million for the first nine months of 2012. Cash used in operations for the nine months ended September 30, 2012 includes an increase in accounts receivable of $3.4 million and an increase in inventory of $0.5 million, and a decrease in accrued expenses and accounts payable of $6.5 million.

Net cash used in investing activities was $1.3 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. The cash used for both years was for capital expenditures.

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2013 as compared to net cash provided by financing activities of $5.2 million for the nine months ended September 30, 2012. The cash used during the nine months ended September 30, 2013 primarily reflects repayment of debt under the Company’s current credit agreement, and the cash provided by financing activities for the nine months ended September 30, 2012 primarily reflects borrowings under the Company’s prior credit agreement.

Debt Financing

As of September 30, 2013, the Company was not in compliance with the monthly consolidated Adjusted EBITDA covenant for the trailing twelve month period ended September 30, 2013, or the consolidated Fixed Charge Coverage Ratio covenant for the quarter ended September 30, 2013 required under the Company’s credit agreement, and anticipated that it would not be in compliance with the Adjusted EBITDA covenant for the twelve month period ended October 31, 2013 (the “Covenant Defaults”). As a result, the Company’s credit agreement was amended on November 14, 2013, via a Third Amendment to Credit Agreement and Limited Waiver (“Amendment No. 3”), described above and in Note 4 to the Notes to Unaudited Consolidated Financial Statements.

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

The Credit Agreement was amended on each of April 16, 2013, May 16, 2013, August 13, 2013 (via letter agreement), and November 14, 2013 (via Amendment No. 3). The April 2013 amendment amended the definition of Adjusted EBITDA for purposes of determining compliance with the then-applicable financial covenants. The May 2013 amendment, among other things: (i) instituted quarterly (as opposed to the previous monthly) testing of the Adjusted EBITDA covenant, unless and until specified trigger events occur (in which case monthly testing will resume); (ii) lowered the minimum Adjusted EBITDA required pursuant to such covenant for all remaining testing periods in 2013 other than the trailing twelve month period ending December 31, 2013; and (iii) amended the definition of Adjusted EBITDA to increase the amount of certain permissible add backs to net income in the calculation thereof, in each case as of April 1, 2013. The August 2013 letter agreement, among other things, eliminated the requirement for the Company to comply with the monthly Adjusted EBITDA covenant for the testing periods ending on each of July 31, 2013 and August 31, 2013 (monthly testing of the adjusted EBITDA covenant resumed as a result of the occurrence of a trigger event pertaining to availability as of July 1, 2013). Each of the amendments to the Credit Agreement prior to Amendment No. 3 is described in further detail in Note 4 to the Notes to Unaudited Consolidated Financial Statements under the caption “Prior Financial Covenants and Amendments to Credit Agreement”, which such description is incorporated herein by reference.

The Credit Agreement currently provides for an aggregate maximum $80.0 million revolving credit facility, composed of: (i) a revolving $60.0 million tranche (the “Tranche A Revolver”), with a $5.0 million sublimit for letters of credit; and (ii) a $20.0 million first-in last-out tranche (the “Tranche A-1 Revolver”). The Borrowers may not request extensions of credit under the Tranche A Revolver unless they have borrowed the full amount available under the Tranche A-1 Revolver. Borrowers must cash collateralize all outstanding letters of credit.

At September 30, 2013, an aggregate of $56.1 million was borrowed under the Credit Agreement ($39.1 million under the Tranche A Revolver and $17.0 million under the Tranche A-1 Revolver). At December 31, 2012, an aggregate of $57.5 million was borrowed under the Credit Agreement ($38.8 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At September 30, 2013 and December 31, 2012, revolving loan availability was $4.4 million and $11.4 million, respectively.

Loans under the Credit Agreement currently bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates may be increased by 3.50% per annum (however, such default rate was not applied with respect to the Covenant Defaults). The weighted average interest rates for the outstanding loans under the Credit Agreement as of September 30, 2013 and December 31, 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver.

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

Under the Credit Agreement prior to the execution of Amendment No. 3, the Company was subject to a monthly minimum Adjusted EBITDA covenant based on a trailing twelve-month period ending on the applicable testing date, and a minimum quarterly consolidated Fixed Charge Coverage Ratio of 1.1:1.0 (the “Prior Financial Covenants”). Although the Company was not in compliance with the Prior Financial Covenants for the testing period ending September 30, 2013, and anticipated that it would not be in compliance with the Adjusted EBITDA covenant for the testing period ended October 31, 2013, these defaults were waived in Amendment No. 3. In addition, Amendment No. 3 eliminated the Prior Financial Covenants in their entirety, and added the following new financial covenants (the “New Financial Covenants”), commencing with the month ending November 30, 2013:

(a) the Loan Parties may not permit the average daily Availability for any fiscal month, calculated under, or in accordance with, the Agent’s loan accounting system, to be more than fifteen percent (15%) less than the Availability projected for the last day of such month in the Business Plan most recently delivered to the Agent; and

(b) the Loan Parties may not permit gross sales for the trailing 3-month period, calculated as of the last day of each month, to be more than fifteen percent (15%) less than the gross sales projected for such period (ended as of the end of such month) in the Business Plan most recently delivered to the Agent.

For the purpose of calculating Availability for the covenant in clause (a) above, for the period commencing December 1, 2013 and ending February 28, 2014, Total Outstandings under the Tranche A Revolver and the Tranche A-1 Revolver (which are subtracted from maximum loan amounts to determine Availability) shall be adjusted to exclude the effect of specified borrowings, up to an aggregate maximum amount of $1.86 million (including start-up costs payable by the Company pursuant to the terms of the 3PL Agreement and the security deposit under the new office lease, each as described in Note 13 to the Notes to Unaudited Consolidated Financial Statements and Item 5), solely to the extent such borrowings occur earlier than the month projected for such borrowings in the relevant business plan. See Note 4 of the Notes to Unaudited Consolidated Financial Statements for a detailed description of: (i) how the Prior Financial Covenants were defined and calculated, and (ii) the requirements under the Prior Financial Covenants prior to Amendment No. 3, which description is incorporated herein by reference.

The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the New Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events, required compliance certificates, and certificates from the Company’s independent auditors. In addition, among other restrictions, the Loan Parties (the Borrowers and guarantors, if any) and their subsidiaries (other than specified inactive subsidiaries) are prohibited from: consummating a merger or other fundamental change; paying cash dividends or distributions; purchasing or redeeming stock (including under the Company’s stock purchase plan); incurring additional debt or allowing liens to exist on their assets; making acquisitions; disposing of assets; issuing equity and consummating other transactions outside of the ordinary course of business; making specified payments and investments; engaging in transactions with affiliates; amending material contracts to the extent such amendment would result in a default or event of default or would be materially adverse to the Lenders; paying Duty Amounts; or paying any LaJobi Earnout Consideration, subject in each case to limited specified exceptions, the more significant of which are described in Note 4 to the Notes to Unaudited Consolidated Financial Statements.

The Credit Agreement also requires that the Borrowers provide the Agent with, among other things, an annual business plan containing specified monthly information and projections, monthly compliance certificates, and frequent and detailed financial, business and collateral reports. In addition, pursuant to Amendment No. 3, the Borrowers are required: (i) to provide, on the 7th business day of each month, a certified gross sales report indicating gross sales figures for the immediately preceding completed fiscal month; and (ii) to accelerate the delivery date for the 2014 business plan (from January 30, 2014 to December 16, 2013).

Substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), will be swept and applied to repayment of amounts outstanding under the Credit Agreement.

The Credit Agreement contains customary events of default (including any failure to remain in compliance with the New Financial Covenants). If an event of default occurs and is continuing (in addition to default interest as described above and other remedies available to the Lenders), the Agent may, in its discretion, declare the commitments under the Credit Agreement to be terminated, declare outstanding obligations thereunder to be due and payable, demand cash collateralization of letters of credit, and/or capitalize any accrued and unpaid interest by adding such amount to the outstanding principal balance (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit, without any action of the Agent or any Lender). In addition, an event of default under the Credit Agreement could result in a cross-default under certain license agreements that the Company maintains.

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

In order to secure the obligations of the Loan Parties under the Credit Agreement, each Borrower has pledged 100% of the equity interests of its domestic subsidiaries (other than inactive subsidiaries), including a pledge of the capital stock of each Borrower (other than the Company), as well as 65% of the equity interests of specified foreign subsidiaries, to the Agent, and has granted security interests to the Agent in substantially all of its personal property, all pursuant to a Security Agreement, dated as of December 21, 2012, by the Company and the other Borrowers and Loan Parties party thereto from time to time in favor of the Agent, as Collateral Agent. As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. had previously granted a mortgage for the benefit of the Agent and the Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan, however, this mortgage was released by the Agent upon the consummation of the sale of such property described in Note 13 — Subsequent Events of the Notes to Unaudited Consolidated Financial Statements.

Other Events and Circumstances Pertaining to Liquidity

The Company has evaluated the long-term location of its distribution facilities to assess their effectiveness in servicing the Company’s customers, and anticipates that a single location in California, closer to the port-of-entry for most of the Company’s goods, will offer faster service to market at better cost. As a result, the Company determined to implement a transition to a single third-party logistics company, and the related closure (upon expiration of the applicable lease agreements) of its subsidiaries’ distribution centers in Cranbury, New Jersey; Southgate, California; and Kentwood, Michigan, and the termination of certain existing 3PL agreements (collectively, the “Consolidation Plan”). Management authorized the Consolidation Plan (including the execution of the 3PL Agreement described in “Recent Developments” above, and in Item 5 below) as of November 13, 2013. The Consolidation Plan is expected to be completed during the second quarter of 2014.

Under the 3PL Agreement (as described above in Item 5), the Company is obligated to pay $1.5 million to NFI in start-up costs over a nine-month period beginning in the fourth quarter of 2013, which will be partially offset by reduced fixed costs over the initial term of the 3PL Agreement, including zero or reduced monthly storage fees during the four-month period beginning on the commencement date. If the Company terminates the 3PL Agreement prior to its expiration following a breach by NFI of its material obligations thereunder (after an applicable cure period), NFI will be obligated to reimburse the Company for a specified pro-rated portion of such start-up costs. As described above, Total Outstandings under the Tranche A Revolver and the Tranche A-1 Revolver (which are subtracted from maximum loan amounts to determine Availability) shall be adjusted to exclude the effect of, among other things, borrowings used to fund these startup costs in the calculation of Availability during the period commencing December 1, 2013 and ending February 28, 2014, for purposes of testing the Company’s compliance with the New Financial Covenants, solely to the extent such borrowings occur earlier than the month projected for such borrowings in the relevant business plan.

Of the $1.5 million to be paid to NFI in start-up costs under the 3PL Agreement, approximately $0.9 million is anticipated to be paid in installments over the course of the fourth quarter of 2013, and the remainder is anticipated to be paid during the first half of 2014. In addition to these start-up costs, the Company estimates that it will incur a total of approximately $1.7 million in cash expenditures in connection with the Consolidation Plan, consisting primarily of the following: one-time termination benefits of approximately $600,000; project management costs of approximately $600,000; moving costs of approximately $400,000; and retention bonuses of approximately $100,000. The Company anticipates that approximately $1.5 million of the $1.7 million in cash expenditures described above will be recognized as an expense in the fourth quarter of 2013, with the remainder expensed during the first half of 2014. The actual cash expenditures are currently anticipated to take place over a period of time, including approximately $600,000 during the fourth quarter of 2013, and the remainder during the first half of 2014.

On November 15, 2013, the Company entered into an Office Lease Agreement (the “Lease”) with Meadows Office, L.L.C., a Delaware limited liability company (the “Landlord”), effective immediately, for the lease of approximately 26,500 square feet of office space in Rutherford, New Jersey for its executive offices and those of its LaJobi subsidiary. The term of the Lease is 142 months (plus the partial month in which the Lease term commences, subject to termination in the event of specified events of default with an option to renew for an additional 5-year period exercisable by the Company upon terms specified in the Lease. Base rent is payable monthly, and for the first year of the term will be approximately $0.62 million, with annual increases on each anniversary of the commencement date of 1.025 times the annual base rent previously in effect. Base rent for the renewal period, if applicable, will be the greater of 1.025 times the annual base rent then in effect and fair market value, subject to specified annual increases. Provided the Company is not in default, monthly base rent shall be either abated or reimbursed by the Landlord for the first 22 full calendar months of the Lease term. In addition to base rent, the Company will be responsible for its proportionate share of specified increases in taxes; specified utility charges; and the costs of permitted alterations (provided that approximately $1.0 million will be provided to the Company by the Landlord for initial agreed-upon alterations). Ancillary space for storage and business operations will also be provided on terms set forth in the Lease. See Item 5 for additional detail.

Net proceeds from the sale of the Sassy premises described in “Recent Developments” above (in the approximate amount of $1.3 million) were applied to reduce amounts outstanding under the Tranche A-1 Revolver.

A discussion of, among other things: (i) the status of an arbitration proceeding initiated by Mr. Bivona with respect to the LaJobi Earnout Consideration and matters pertaining to his employment agreement with the Company, and the impact of the Restatement on such matters, including the required recordation of an approximate $11.7 million liability (with a corresponding offset to goodwill) as of December 31, 2010, and the impairment of all such goodwill as of December 31, 2011; (ii) a “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith (and a settlement submission made with respect thereto), a document and information request made by the USAO, and ongoing discussions with the USAO concerning the potential resolution of these matters with respect to the Company and its LaJobi subsidiary, and an informal SEC investigation with respect to such matters; (iii) the Customs Review (as defined and described in detail in Note 9 to the Notes to Unaudited Consolidated Financial Statements) and related investigation, charges recorded in connection therewith, and settlement submissions made as a result thereof; (iv) the affirmation on November 15, 2013 by the Court of Appeals of the District Court’s dismissal of a putative class action with prejudice which was originally filed against KID and certain of its officers and directors in March of 2011; (v) the dismissal by the Court of Appeals on November 15, 2013 of the appeal of the dismissal of the amended complaint in a putative derivative shareholder litigation originally instituted in May of 2011; (vi) the status of a complaint filed against Kids Line with respect to specified wages and hours allegations; and (vii) a CPSC staff investigation into alleged LaJobi violations of certain reporting requirements; can be found in the section captioned “Recent Developments” above or Note 9 of the Notes to Unaudited Consolidated Financial Statements.

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

Contractual Obligations

The following table summarizes the Company’s significant known contractual obligations as of September 30, 2013 and the future periods in which such obligations are expected to be settled in cash (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Operating Lease Obligations	$4,697	$808	$1,143	$1,015	$843	$758	$130
Purchase Obligations (1)	26,541	22,273	4,268	—	—	—	—
Debt Obligations (2)	56,071	—	—	—	56,071	—	—
Royalty Obligations	4,639	1,354	3,264	21	—	—	—

Total Contractual Obligations (2)(3)(4)	$91,948	$24,435	$8,675	$1,036	$56,914	$758	$130

(1)	The Company’s purchase obligations consist primarily of purchase orders for inventory.
(2)	The Company’s debt obligations represent approximately $39.1 million borrowed under the Tranche A Revolver, and approximately $17.0 million borrowed under the Tranche A-1 Revolver at September 30, 2013. The Tranche A Revolver and the Tranche A-1 Revolver each mature on December 21, 2016. In accordance with applicable accounting standards, all of the Company’s indebtedness for borrowed money at September 30, 2013 is classified as short-term debt in the Unaudited Consolidated Balance Sheets. Required interest under the Tranche A Revolver and the Tranche A-1 Revolver are based on the outstanding debt and interest based on a fluctuating 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%) plus a specified margin, and therefore cannot be calculated. The estimated 2013 interest payment for the Tranche A Revolver using an assumed 4.5% interest rate and the outstanding balance at September 30, 2013 would be $0.4 million. The estimated 2013 interest payments for the Tranche A-1 Revolver using an assumed 11.75% interest rate and the outstanding balance at September 30, 2013 would be $0.5 million. Such amounts are estimates only and actual interest payments could differ materially. See “Debt Financing” for a description of the Company’s current Credit Agreement, as amended, including amounts outstanding thereunder and dates of repayment and interest obligations and provisions that create, increase and/or accelerate obligations thereunder. Also excludes obligations under certain letters of credit that require the Company to make payments to parties aggregating $50,000 upon the occurrence of specified events.
(3)	Excludes contingent obligations under off-balance sheet arrangements, if any, or otherwise, as the amount, if any, or timing of their potential settlement is not reasonably estimable. See “Off-Balance Sheet Arrangements” below, “Other Events and Circumstances Pertaining to Liquidity” above and Note 9 to the Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s off balance sheet arrangements and contingent liabilities. The liability recorded as of December 31, 2011 of $11.7 million in connection with the potential LaJobi earnout is included in accrued expense, and is not included in the table above, as the amount, if any, or the timing of any potential settlement is not reasonably estimable.
(4)	Of the total income tax payable for uncertain tax positions of $0.4 million, we have classified $0.3 million as a current liability as of September 30, 2013, as such amount is expected to be resolved within one year. The remaining amount has been classified as a long-term liability and is not included in the above table as the timing of its potential settlement is not reasonably estimable.

Off Balance Sheet Arrangements

As of September 30, 2013, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 2012 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2013, there have been no material changes in the Company’s market risks as described in Item 7A of our 201210-K.

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

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of September 30, 2013. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is set forth in paragraphs (a) through (i) of Note 9 of the Notes to Unaudited Consolidated Financial Statements, which are incorporated herein by reference thereto. The status of all such proceedings were described to such date in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2012 10-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The information required by this Item is contained in Item 5 immediately below, which is incorporated herein by reference thereto.

ITEM 5. OTHER INFORMATION

Credit Agreement Amendment

As of September 30, 2013, the Company was not in compliance with the monthly consolidated Adjusted EBITDA covenant for the trailing twelve month period ended September 30, 2013, or the consolidated Fixed Charge Coverage Ratio covenant for the quarter ended September 30, 2013 required under the Company’s credit agreement, and anticipated that it would not be in compliance with the Adjusted EBITDA covenant for the trailing twelve month period ended October 31, 2013 (the “Covenant Defaults”). As a result, the Company’s credit agreement was amended on November 14, 2013, via a Third Amendment to Credit Agreement and Limited Waiver (“Amendment No. 3”), among other things: (i) to waive the Covenant Defaults (and any default or event of default resulting therefrom); (ii) commencing with the month ending November 30, 2013, to eliminate the Adjusted EBITDA covenant and the Fixed Charge Coverage Ratio covenant, and replace them with financial covenants based on average daily Availability and gross sales, in each case, tested monthly; (iii) to require delivery of a monthly gross sales report; and (iv) to accelerate the delivery date of the 2014 business plan (from January 30, 2014 to December 16, 2013, all as described below). See Note 4 of the Notes to Unaudited Consolidated Financial Statements for a detailed description of the terms of Amendment No. 3, which description is incorporated herein by reference thereto.

3PL Agreement

On November 13, 2013, KID entered into an Operating Services Agreement (the “3PL Agreement”) with National Distribution Centers, L.P., the warehousing and distribution division of NFI (“NFI”) for certain third party logistics (3PL) services for the Company’s warehousing and distribution operations. Pursuant to the 3PL Agreement, NFI will provide storage, handling, inventory management, transportation management, shipping, receiving, repackaging, order processing and related support services to the Company and its subsidiaries at NFI’s distribution center in Chino, California.

The initial term of the 3PL Agreement will continue through March 1, 2019, subject to customary early termination provisions, and the right by either party to terminate in the event that specified pricing assumptions materially change (as discussed below). The term of the 3PL Agreement will automatically renew for successive 12-month periods (up to an additional 5 years), unless either party provides written notice to the other party of its desire to terminate the 3PL Agreement at least 120 days prior to the end of the then current term.

The Company has initially agreed to use 515,000 square feet of warehouse space. The Company has the right, from time to time during the term of the 3PL Agreement, to require NFI to provide additional space, and NFI has granted the Company a right of first refusal with respect to specified vacant unrestricted space at the Chino facility.

The Company is obligated to pay NFI a monthly amount based on fixed and variable labor costs, fixed storage costs, variable handling and other costs, and NFI’s management fee (variable costs are based upon certain key operating assumptions). The Company anticipates that the annual fixed cost to the Company for 2014 under the 3PL Agreement will be approximately $5.4 million. Had the 3PL Agreement been in effect for the 2012 calendar year, based on the Company’s business for that year, variable costs would have been approximately $4.7 million. If any of the key operating assumptions become materially inaccurate or incorrect, under specified circumstances, the affected party may request a fee adjustment (whether an increase or decrease), and the parties have agreed to discuss in good faith the extent, if any, of such adjustment. In the event that the parties are unable to mutually agree upon an appropriate fee adjustment, the party requesting the fee adjustment will have the right to terminate the 3PL Agreement prior to the expiration of its term. Future third party logistics needs of the Company with respect to the distribution of products during the term may be subject to the 3PL Agreement, in accordance with the pricing provisions set forth therein.

The base variable rates expressed in dollars will be adjusted annually to reflect increases in the consumer price index. The Company is obligated to pay $1.5 million to NFI in start-up costs over a nine-month period beginning in the fourth quarter of 2013, which will be partially offset by reduced fixed costs over the initial term of the 3PL Agreement, including zero or reduced monthly storage fees during the four-month period beginning on the commencement date. If the Company terminates the 3PL Agreement prior to its expiration following a breach by NFI of its material obligations thereunder (after an applicable cure period), NFI will be obligated to reimburse the Company for a specified pro-rated portion of the start-up costs paid by the Company.

The 3PL Agreement contains standard indemnification, limitation of liability and insurance coverage provisions for this type of agreement. The 3PL Agreement also contains specified confidentiality provisions, and mutual non-solicitation provisions for the term and a one year period thereafter.

Consolidation Plan

The Company has evaluated the long-term location of its distribution facilities to assess their effectiveness in servicing the Company’s customers, and anticipates that a single location in California, closer to the port-of-entry for most of the Company’s goods, will offer faster service to market at better cost. As a result, the Board of Directors of the Company authorized the Company’s management to implement a transition to a single third-party logistics company, and the related closure (upon expiration of the applicable lease agreements) of its subsidiaries’ distribution centers in Cranbury, New Jersey; Southgate, California; and Kentwood, Michigan, and the termination of certain existing 3PL agreements (collectively, the “Consolidation Plan”). Management authorized the Consolidation Plan (including the execution of the 3PL Agreement described above) as of November 13, 2013. The Consolidation Plan is expected to be completed during the second quarter of 2014.

Of the $1.5 million to be paid to NFI in start-up costs as described above, approximately $0.9 million is anticipated to be paid in installments over the course of the fourth quarter of 2013, and the remainder is anticipated to be paid during the first half of 2014. In addition to these start-up costs, the Company estimates that it will incur a total of approximately $1.7 million in cash expenditures in connection with the Consolidation Plan, consisting primarily of the following: one-time termination benefits of approximately $600,000; project management costs of approximately $600,000; moving costs of approximately $400,000; and retention bonuses of approximately $100,000. The Company anticipates that approximately $1.5 million of the $1.7 million in cash expenditures described above will be recognized as an expense in the fourth quarter of 2013, with the remainder expensed during the first half of 2014. The actual cash expenditures are currently anticipated to take place over a period of time, including approximately $600,000 during the fourth quarter of 2013, and the remainder during the first half of 2014.

KID/LaJobi Office Lease

On November 15, 2013, KID entered into an Office Lease Agreement (the “Lease”) with Meadows Office, L.L.C., a Delaware limited liability company (the “Landlord”), effective immediately, for the lease of approximately 26,500 square feet of office space in Rutherford, New Jersey for its executive offices and those of its LaJobi subsidiary. The term of the Lease is 142 months (plus the partial month in which the Lease term commences, subject to termination for specified events of default, with an option to renew for an additional 5-year period exercisable by the Company upon terms specified in the Lease. Base rent is payable monthly, and for the first year of the term will be approximately $0.62 million, with annual increases on each anniversary of the commencement date of 1.025 times the annual base rent previously in effect. Base rent for the renewal period, if applicable, will be the greater of 1.025 times the annual base rent then in effect and fair market value, subject to specified annual increases. Provided the Company is not in default, monthly base rent shall be either abated or reimbursed by the Landlord for the first 22 full calendar months of the Lease term. In addition to base rent, KID will be responsible for its proportionate share of specified increases in taxes; specified utility charges; and the costs of permitted alterations (provided that approximately $1.0 million will be provided to KID by the Landlord for initial agreed-upon alterations). Ancillary space for storage and business operations will also be provided on terms set forth in the Lease. Late payments are subject to a 12% default interest rate, and an 8% fee.

Upon any default by KID under the Lease (subject to specified cure periods), in addition to the Landlord’s other rights and remedies, KID shall be obligated to pay the unamortized value of tenant improvement allowances and other inducements and/or transactional costs incurred by the Landlord with respect to the Lease, as well as additional specified Landlord costs (“Landlord Costs”). In addition, the Landlord may terminate the Lease, in which event KID shall be obligated to pay (in addition to the Landlord Costs) the total rent that KID would have been required to pay for the remainder of the term discounted to present value, minus the then present fair rental value of the premises for such period, similarly discounted; and/or the Landlord may terminate KID’s right to possess the leased premises, in which event KID shall be obligated to pay (in addition to the Landlord Costs) all rent and other net sums required to be paid by KID during the remainder of the term, decreased by any net sums received by Landlord through re-letting the premises, after deducting all costs incurred by Landlord in such re-letting. Notwithstanding the foregoing, the Landlord shall not be entitled to recover more than its actual damages suffered as a result of a default by KID. KID has agreed to provide specified financial reports to the Landlord under the Lease.

KID has the option to add specified additional available space to the Lease upon terms set forth therein. In addition, the Landlord has agreed to notify KID in the event that other specified space becomes available for lease, including the terms at which the Landlord is willing to lease such space.

KID paid a security deposit of $360,000 (by letter of credit) in connection with the execution of the Lease.

ITEM 6. EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q:

10.62	2013 Equity Incentive Plan, incorporated by reference to the Kid Brands, Inc. Definitive Proxy Statement filed on June 4, 2013.*

10.63	Form of 2013 Equity Incentive Plan Stock Option Agreement.*

10.64	Form of 2013 Equity Incentive Plan Stock Option Agreement for Non-Employee Directors.*

10.65	Form of 2013 Equity Incentive Plan Stock Appreciation Right Agreement.*

10.66	Form of 2013 Equity Incentive Plan Stock Appreciation Right Agreement for Non-Employee Directors.*

10.67	Form of 2013 Equity Incentive Plan Restricted Stock Agreement.*

10.68	Form of 2013 Equity Incentive Plan Restricted Stock Agreement for Non-Employee Directors.*

10.69	Form of 2013 Equity Incentive Plan Restricted Stock Unit Agreement.*

10.70	Form of 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors.*

10.71	Consulting Agreement dated September 18, 2013, between Kid Brands, Inc. and Marc Goldfarb.*

10.72	Third Amendment to Credit Agreement and Limited Waiver among Salus Capital Partners, LLC, Kids Brands, Inc., and specified domestic subsidiaries thereof dated November 14, 2013.

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema Document [1]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[1]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1]

*	Represent management contracts or compensatory plans or arrangements
[1]	Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Unaudited Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements.

Items 2 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC.
(Registrant)

	By	/s/ Kerry Carr
Date: November 18, 2013		Kerry Carr
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.62	2013 Equity Incentive Plan, incorporated by reference to the Kid Brands, Inc. Definitive Proxy Statement filed on June 4, 2013.*

10.63	Form of 2013 Equity Incentive Plan Stock Option Agreement.*

10.64	Form of 2013 Equity Incentive Plan Stock Option Agreement for Non-Employee Directors.*

10.65	Form of 2013 Equity Incentive Plan Stock Appreciation Right Agreement.*

10.66	Form of 2013 Equity Incentive Plan Stock Appreciation Right Agreement for Non-Employee Directors.*

10.67	Form of 2013 Equity Incentive Plan Restricted Stock Agreement.*

10.68	Form of 2013 Equity Incentive Plan Restricted Stock Agreement for Non-Employee Directors.*

10.69	Form of 2013 Equity Incentive Plan Restricted Stock Unit Agreement.*

10.70	Form of 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors.*

10.71	Consulting Agreement dated September 18, 2013, between Kid Brands, Inc. and Marc Goldfarb.*

10.72	Third Amendment to Credit Agreement and Limited Waiver among Salus Capital Partners, LLC, Kids Brands, Inc., and specified domestic subsidiaries thereof dated November 14, 2013.

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document[1]

101.SCH	XBRL Taxonomy Extension Schema Document [1]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[1]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1]

*	represent management contracts or compensatory plans or arrangements
[1]	Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Unaudited Consolidated Balance Sheets as of September 30, 2013 and December 31, 20 12, (ii) Unaudited Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements.