Form 10-K
period 2013-12-31
KID BRANDS, INC
filed 2014-04-15
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-8681

KID BRANDS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1815337
(State of or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

One Meadowlands Plaza, 8th Floor,
East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (201) 405-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.10 stated value	New York Stock Exchange*

*	Trading of the Company’s Common Stock on the New York Stock Exchange was suspended prior to the opening of trading on March 31, 2014 pending delisting, however, the deregistration of such stock under Section 12(b) of the Act is not yet effective. The Company’s Common Stock is currently quoted on the OTCQB Marketplace under the symbol “KIDB”.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price of such stock at the close of business on June 30, 2013 was approximately $23.0 million.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 7, 2014 was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	22,102,382

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”), which is intended to be filed not later than 120 days after the end of the fiscal period covered by this report.

		PAGE
PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	24
ITEM 2.	PROPERTIES	24
ITEM 3.	LEGAL PROCEEDINGS	24
ITEM 4.	MINE SAFETY DISCLOSURES	30

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	32
ITEM 6.	SELECTED FINANCIAL DATA	33
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS	33
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	56
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE	107
ITEM 9A.	CONTROLS AND PROCEDURES	107
ITEM 9B.	OTHER INFORMATION	108

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	108
ITEM 11.	EXECUTIVE COMPENSATION	108
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS	108
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	111
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	111

PART IV
ITEM 15.	EXHIBITS ANDFINANCIAL STATEMENT SCHEDULE	112

SIGNATURES		116

EXHIBIT INDEX
EX-10.61	BUY AND SELL AGREEMENT, DATED OCTOBER 10, 2013 BETWEEN SASSY, INC. AND VENTRA GRAND RAPIDS 5, LLC.
EX-10.62	OFFICE LEASE AGREEMENT, DATED NOVEMBER 15, 2013, BETWEEN KID BRANDS, INC. AND MEADOWS OFFICE, L.L.C.
EX-10.63	OPERATING SERVICES AGREEMENT, DATED NOVEMBER 23, 2013, BETWEEN KID BRANDS, INC. AND NATIONAL DISTRIBUTION CENTERS, L.P.*
EX-10.64	CONSULTING AGREEMENT, DATED DECEMBER 5, 2013, AMONG KID BRANDS, INC., LAJOBI, INC. AND MR. SCHAUB.
EX-10.65	LETTER, DATED APRIL 3, 2014, BETWEEN KEITH KOTEL AND KID BRANDS, INC.
EX-10.66	AGREEMENT REGARDING COMMITMENTS, DATED AS OF DECEMBER 16, 2013, AMONG SALUS CAPITAL PARTNERS, LLC, KIDS BRANDS, INC., SPECIFIED DOMESTIC SUBSIDIARIES THEREOF, AND THE LENDERS PARTY THERETO.
EX-10.67	RELEASE AGREEMENT DATED JANUARY 2, 2014 BETWEEN KID BRANDS, INC. AND GUY PAGLINCO.
EX-10.68	CONSULTING AGREEMENT, DATED JANUARY 29, 2014, BETWEEN KID BRANDS, INC. AND RPL AND ASSOCIATES, LLC.

i

EX-10.69	LETTER, DATED APRIL 3, 2014, BETWEEN BRADLEY SELL AND KID BRANDS, INC.
EX-10.70	WAIVER AND FOURTH AMENDMENT TO CREDIT AGREEMENT AMONG SALUS CAPITAL PARTNERS, LLC, KIDS BRANDS, INC., SPECIFIED DOMESTIC SUBSIDIARIES THEREOF, AND THE LENDERS PARTY THERETO, DATED AS OF APRIL 8, 2014.
EX-21	LIST OF SUBSIDIARIES
EX-23	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1	CERTIFICATION
EX-31.2	CERTIFICATION
EX-32.1	CERTIFICATION
EX-32.2	CERTIFICATION
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Schema Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without redactions pursuant to an Application for an Order Granting Confidential Treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

ii

PART I

As used in this Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”), the terms “Company”, “we”, “us” and “our” refer to Kid Brands, Inc. (“KID”) and its consolidated subsidiaries.

ITEM 1. BUSINESS

General

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four wholly-owned operating subsidiaries – Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) – we design, manufacture through third parties, and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, nursery appliances, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding products, bath and baby care items with features that address the various stages of an infant’s early years, including the Kokopax® line of baby gear (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®.

Our products are sold primarily to large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force to serve our customers, who are primarily located in North America and Australia. We also maintain relationships with international distributors to service certain retail customers in several foreign countries, as well as with a number of independent representatives to service select domestic and foreign retail customers. We generated annual net sales of approximately $188.2 million in 2013. See “Products” below for a discussion of our current product categories.

We were founded in 1963 by the late Mr. Russell Berrie, and were incorporated in New Jersey as Russ Berrie and Company, Inc. in 1966. Our common stock was traded on the New York Stock Exchange from its initial public offering on March 29, 1984 (under the symbol “RUS” until September 22, 2009, when we changed our name to Kid Brands, Inc., and under the symbol “KID” thereafter) through the close of trading on March 30, 2014. Trading of our common stock on the New York Stock Exchange was suspended prior to the opening of trading on March 31, 2014 pending delisting. Our common stock is currently quoted on the OTCQB Marketplace under the symbol “KIDB”.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the principal elements of our current global operating strategy and recent developments regarding our business.

We currently maintain our principal executive offices at One Meadowlands Plaza, 8th Floor, East Rutherford, New Jersey 07073. During the third quarter of 2014, however, we intend to move our principal executive offices to 301 Route 17 North, Suite #600, Rutherford, New Jersey 07070, and will occupy temporary space at this location commencing May 2014 until construction on Suite #600 is complete. Our active wholly-owned subsidiaries are located in the United States, Australia, the People’s Republic of China (the“PRC”), Hong Kong and Thailand, and we currently use distribution centers located in California, New Jersey and Michigan. But see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our distribution facility consolidation plan, which includes the closure (upon expiration of the applicable lease agreements) of the foregoing distribution centers, and Item 2, “Properties”. Our telephone number is 201-405-2400.

Products

Our infant and juvenile product line currently consists of approximately 5,900 products that principally focus newborn to three year old children. We also sell certain products for children aged three through seven, including toddler bedding and beds. Kids Line® products, which are marketed primarily under the Kids Line®, Carter’s® and Disney® brands, and CoCaLo® products, which are marketed primarily under the CoCaLo Baby®, CoCaLo Couture®, and CoCaLo NaturalsTM brands, each consist primarily of infant bedding and related nursery accessories and décor such as blankets, rugs, mobiles, nightlights, hampers, lamps and wall art, as well as nursery appliances, diaper bags and spa/bath products. LaJobi® products, which are marketed primarily under the BabiItalia®, Europa Baby®, Bonavita®, Graco® and Serta® brands, consist primarily of cribs, mattresses and other nursery furniture. Sassy® products, which are marketed primarily under the Sassy®, Carter’s®, Disney®, Garanimals® and Kokopax® brands, consist primarily of developmental toys and feeding products, bath and baby care items and baby gear with features that address the various stages of an infant’s early years.

Most of our infant and juvenile products have wholesale selling prices between $0.50 and $149, with the exception of LaJobi furniture products, which have wholesale selling prices of $10 to $432. Product sales are highly diverse and no single item represented more than 1% of our consolidated net sales in 2013. The Company currently categorizes its sales in five product categories: Hard Good Basics, Soft Good Basics, Toys and Entertainment, Accessories and Décor, and Other. Hard Good Basics includes cribs and other nursery furniture, feeding products, baby gear and organizers. Soft Good Basics includes bedding, blankets and mattresses. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The following table sets forth the Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Hard Good Basics	34.0%	37.3%	35.5%
Soft Good Basics	33.6%	35.2%	38.3%
Toys and Entertainment	24.9%	17.9%	14.2%
Accessories and Décor	6.7%	8.4%	10.1%
Other	0.8%	1.2%	1.9%

Total	100.0%	100.0%	100.0%

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

All of our products are produced by independent manufacturers, generally in Eastern Asia, under the quality review of approximately 33 individuals in the PRC, Thailand, and Vietnam who monitor the production process with responsibility for the quality, safety and prompt delivery of our products, as well as certain compliance and product development issues. We have established subsidiaries in the PRC, and Thailand to oversee our quality assurance activities in Asia, and have retained the full-time services of such individuals, either directly through such subsidiaries, or through third party outsource agencies. Our products are designed, manufactured, packaged and labeled to conform to all applicable safety requirements under U.S. federal and other applicable laws and regulations, various industry-developed voluntary standards and product-specific standards.

During 2013, we imported from numerous manufacturers in Eastern Asia, with facilities primarily in the PRC and other Eastern Asia countries. During 2013, approximately 73% of our dollar volume of purchases for our operations was attributable to manufacturing in the PRC. Members of our Eastern Asia and U.S. product development staff make frequent visits to such manufacturers. The PRC and the other Eastern Asia countries currently enjoy “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which generally provides a most favored nation rate of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for us in Eastern Asia and imported into the United States and would result in an increase in our sourcing costs. In addition, certain categories of wooden bedroom furniture previously imported from the PRC by our LaJobi subsidiary were also subject to anti-dumping duties. For a discussion of charges taken for anticipated anti-dumping duties (and related interest) and other actions resulting from LaJobi’s prior import practices, see Item 3, “Legal Proceedings”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Notes 5 and 18 of the Notes to Consolidated Financial Statements. Also see “Risk Factors-We rely on foreign suppliers, primarily in the PRC, to manufacture our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products”.

In 2013, the supplier accounting for the greatest dollar volume of the purchases for our operations accounted for approximately 12% of such purchases, and the five largest suppliers accounted for approximately 41% in the aggregate. We believe, however, that there are alternate manufacturers for our products and sources of raw materials. But see Item 1A, “Risk Factors – We rely on foreign suppliers, primarily in the PRC, to manufacture our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products”, as well as Note 17 of Notes to Consolidated Financial Statements for a discussion of risks attendant to our foreign operations.

Marketing and Sales

Our products are marketed through our own direct sales force of full-time employees, as well as through independent representatives and distributors to retail customers in the United States and certain foreign countries including, but not limited to, mass merchandisers, baby superstores, specialty stores, department stores and boutiques. During 2013, we maintained a direct sales force and distribution network for our operations in the United States and Australia. Our sales attributable to foreign-based operations were $4.8 million, $9.2 million, and $9.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Our consolidated foreign sales from operations, including export sales from the United States, aggregated $17.6 million, $25.0 million, and $18.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. See Note 17 of Notes to Consolidated Financial Statements for information with respect to, among other things, revenues from external customers and total assets for each of the years ending December 2013, 2012, and 2011, respectively, as well as specified geographic information.

During 2013, we sold our products to approximately 1,100 customers worldwide. Toys “R” Us, Inc. and Babies “R” Us, Inc., in the aggregate, accounted for approximately 34.8%; Wal-Mart Stores, Inc. (“Walmart”) accounted for approximately 19.4%; and Target Corporation (“Target”) accounted for approximately 7.2% of our consolidated gross sales during 2013. The loss of any of these customers, the loss of certain other large customers, or a significant reduction in the volume of business conducted with any such customers, could have a material adverse effect on us. See Item 1A, “Risk Factors – Our business is dependent on several large customers” and Note 6 of Notes to Consolidated Financial Statements.

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

Our general terms of sale are competitive with others in our industry. Sales are typically made utilizing standard credit terms of 30 to 60 days. However, commencing in late 2011, we occasionally elected to participate in an “auction” program initiated by one of our largest customers, which permitted us to offer an additional discount on all or a portion of the outstanding accounts receivable from such customer in return for prompt, accelerated payment of all or the relevant portion of such receivable. The amount of the additional discount was subject to acceptance, was determined in part by the aging of the receivable and was within the range of customary discounts for early payment. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. We do not ordinarily sell our products on consignment, and we ordinarily accept returns only for defective merchandise. Notwithstanding the foregoing, in certain instances, where retailers are unable to resell the quantity of products that they have purchased from us, we may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions or, on occasion, accept returns. We record a reduction of sales for estimated future defective product deductions based on historical experience.

Distribution

Prior to the Consolidation Plan described below, many of our customers, particularly mass merchandisers, picked up their goods at our regional distribution centers, which were located in Cranbury, New Jersey; Southgate, California (closed in the first quarter of 2014); and Kentwood, Michigan. In addition, LaJobi already utilizes the services of NFI, an independent third party logistics provider in California (described below) for a portion of its distribution requirements, and our subsidiary in Australia utilizes the services of independent third party logistics providers. During the fourth quarter of 2013, the Company evaluated the long-term location of its distribution facilities to assess their effectiveness in servicing the Company’s customers, and determined to implement a consolidation plan (the “Consolidation Plan”), consisting of the transition to a single third-party logistics (“3PL”) company, the related closure (upon expiration of the applicable lease agreements) of its subsidiaries’ distribution centers in Cranbury, New Jersey; Southgate, California (closed); and Kentwood, Michigan, and the termination of certain existing 3PL agreements. The Consolidation Plan is expected to be completed during the third quarter of 2014. As part of the Consolidation Plan, on November 13, 2013, KID entered into an Operating Services Agreement (the “3PL Agreement”) with National Distribution Centers, L.P., the warehousing and distribution division of NFI (“NFI”) for comprehensive 3PL services for the Company’s warehousing and distribution operations. Pursuant to the 3PL Agreement, NFI will provide storage, handling, inventory management, transportation management, shipping, receiving, repackaging, order processing and related support services to the Company and its subsidiaries at NFI’s distribution center in Chino, California. The initial term of the 3PL Agreement will continue through March 1, 2019, subject to customary early termination provisions, and the right by either party to terminate in the event that specified pricing assumptions materially change, and the parties are unable to agree upon an appropriate fee adjustment. The term of the 3PL Agreement will automatically renew for successive 12-month periods (up to an additional 5 years), unless either party provides written notice to the other party of its desire to terminate the 3PL Agreement at least 120 days prior to the end of the then current term. We will also continue to use common carriers to arrange shipments to customers who request such arrangements, including smaller retailers and specialty stores.

Seasonality

We typically do not experience significant seasonal variations in demand for our products, although we typically do experience slightly higher sales during the second half of the fiscal year. In 2013, approximately 57% of our sales were made during the second half of the fiscal year. Sales to our retail customers may be higher in periods when retailers take initial shipments of new products, as these orders typically incorporate enough products to fill each store plus additional amounts to be kept at the customer’s distribution center. The timing of these initial shipments varies by customer depending on when they finalize store layouts for the upcoming year and whether there are any mid-year product introductions.

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

Copyrights, Trademarks, Patents and Licenses

We rely on a combination of trademarks, copyrights, patents, licenses and trade secrets to protect our intellectual property. We believe our intellectual property has significant value though we do not consider our business to be materially dependent on such intellectual property due to the availability of substitutes and our ability to create new designs, and the variety of products that we sell. Intellectual property protections are limited or even unavailable in some foreign countries and preventing unauthorized use of our intellectual property can be difficult even in countries with substantial legal protection. In addition, the portion of our business that relies on the use of intellectual property is subject to the risk of challenges by third parties claiming infringement of their proprietary rights. See Item 1, “Risk Factors -“Trademark infringement or other intellectual property claims relating to our products could increase our costs.”

We enter into license agreements relating to trademarks, copyrights, patents, designs and products which enable us to market items compatible with our product line. We believe that our license agreements are important assets for our business. We currently maintain license agreements with, among others, The William Carter Company (Carter’s®); Disney® Enterprises, Inc.; Graco® Children’s Products, Inc.; Serta®, Inc.; and Garanimals®. Our license agreements are typically for terms of one to five years with extensions possible if agreed to by both parties. Royalties are paid on licensed products and, in many cases, advance royalties and minimum guarantees are required by these license agreements. Although we do not believe our business is dependent on any single license, the LaJobi Graco® license (which expires on March 31, 2015, subject to renewals and certain early termination rights commencing April 1, 2014) and the Kids Line Carter’s® license (which expires on December 31, 2014) are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for each of the last three years. In addition, the LaJobi Serta® license (which expires on December 31, 2018, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi; the Kids Line Disney® license (which expires on December 31, 2014, subject to renewals) is material to and accounted for a significant percentage of the net revenues of Kids Line; and the Sassy Carters® license (which expires on December 31, 2014) and the Sassy Garanimals® license (which expires on December 31, 2014) is material to and accounted for a significant percentage of the net revenues of Sassy, in each case, for the last three years ended December 31, 2013. While historically we have been able to renew the license agreements that we wish to continue on terms acceptable to us, there can be no assurance that this will be the case. The loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on our results of operations, at least until such time, if ever, that appropriate replacements can be secured and related products marketed on commercially acceptable terms. See Item 1A, “Risk Factors—“Competition for licenses could increase our licensing costs or limit our ability to market products” and “The loss of any significant license could adversely affect our business.”

In connection with the sale of KID’s former gift business to The Russ Companies, Inc. (“TRC”), RB Trademark Holdco LLC (“Seller”), a wholly-owned subsidiary of KID, executed a license agreement with TRC permitting TRC to use specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names (the “Retained IP”). On April 21, 2011, TRC and TRC’s domestic subsidiaries (collectively, the “Debtors”), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On June 16, 2011, the Bankruptcy Court entered an order which, among other things, approved a settlement with the secured creditors of the Debtors, including KID (the “Settlement”). Among other things, the Settlement allowed us to retain ownership of the Retained IP. See Note 4 of the Notes to Consolidated Financial Statements for more information regarding the Settlement. On June 30, 2013, the Seller entered into an acquisition agreement (the “Agreement”) with Larsen and Bowman Holdings Ltd., a Limited Corporation organized under the laws of British Columbia (“Buyer”), for the sale by Seller to Buyer of the Retained IP. The purchase price for the Retained IP (which had no value on the Company’s books) was $1.25 million, payable by Buyer to Seller by promissory note (the “Note”). A $100,000 installment on the Note was paid on July 2, 2013, a payment of $655,000 was paid on July 31, 2013, and the remaining $500,000 is payable in specified installments over a four year period. The obligations of the Buyer under the Note are secured by the Retained IP pursuant to the terms of a Security Agreement dated June 30, 2013. The Company recorded a gain on the sale of $1.2 million during the second quarter of 2013 for this transaction.

Employees

As of December 31, 2013, we employed approximately 300 persons, including approximately 33 individuals in the PRC, Thailand, and Vietnam, some of whom are employed through third-party outsource agencies. See, “Business – Design and Production”, “Risk Factors –We rely on foreign suppliers, primarily in the PRC, to manufacture our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products”. We consider our employee relations to be good. Most of our employees are not covered by a collective bargaining agreement, although approximately 24 Sassy employees, representing approximately 8% of our total employees, were represented by a collective bargaining agreement as of December 31, 2013.

Government Regulation

Certain of our products are subject to the provisions of, among other laws, the Federal Hazardous Substances Act, the Federal Consumer Product Safety Act and the Federal Consumer Product Safety Improvement Act. Those laws empower the Consumer Product Safety Commission (the “CPSC”) to protect consumers from certain hazardous articles by regulating their use or excluding them from the market and requiring the recall of products that are found to be potentially hazardous. The CPSC’s determination is subject to judicial review. Similar laws exist in some states and cities in the United States and in certain foreign jurisdictions in which our products are sold. We maintain a quality control program in order to comply with such laws, and we believe we are in substantial compliance with all the foregoing laws. Notwithstanding the foregoing, no assurance can be made that all products are or will be free from hazards or defects, or that rapidly changing safety standards will not render unsaleable products that complied with previously applicable safety standards. See Item 1A, “Risk Factors – Product liability, product recalls and other claims relating to the use of our products could increase our costs” and Item 3, “Legal Proceedings – Consumer Product Safety Commission Staff Investigation”, for a discussion of an investigation by the staff of the CPSC into whether LaJobi timely complied with certain reporting requirements (prior to 2010), and the Company’s response thereto.

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

There is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm’s report includes an explanatory paragraph to that effect.

Based on our current operational expectations, the limited availability anticipated under our credit agreement (notwithstanding the April 2014 amendment thereto described in Note 8), and the uncertainty as to the amount and timing of the payments that we will be required to make to U.S. Customs and/or other governmental authorities in respect of pending Customs duty matters, to satisfy any obligations resulting from the arbitration with Mr. Bivona, and/or to the CPSC in respect of its pending investigation, in each case when such matters are finalized, all as discussed in this Risk Factors section, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 21 to the Notes to Consolidated Financial Statements herein, there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included in their audit opinion for the year ended December 31, 2013 an explanatory paragraph to that effect. However, our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business (all outstanding debt under our credit agreement is currently classified as short-term debt). Management’s analysis of these matters is described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Capital Resources, Liquidity Assessment and Ability to Continue as a Going Concern”. LaJobi’s issues with U.S. Customs, the USAO and the SEC, as well as the arbitration with Mr. Bivona and the pending investigation of the CPSC have continued over a period of several years. The Company believes that the lack of finality, and consequent uncertainty stemming from these issues, has (and continues to) hinder the Company in its efforts to raise additional capital. Disclosures questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. If we become unable to continue as a going concern, we will likely have to liquidate our assets. The covenants under our credit agreement may limit our ability to dispose of material assets or operations, and even if permitted, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, such measures may not be available or successful. As a result, you may lose your investment. The reaction of investors to the inclusion of a going concern uncertainty explanatory paragraph by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances, and/or maintain compliance with the financial or other covenants under our credit agreement.

There can be no assurance that we will have sufficient liquidity to satisfy our cash obligations when required.

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents, and availability under our credit agreement. At December 31, 2013 our revolving loan availability was $4.9 million, and such availability is currently expected to remain very tight for the remainder of 2014. Without a sufficient increase in availability under our credit agreement (notwithstanding the April 2014 amendment thereto described in Note 8) or an increase in liquidity resulting from operations or as a result of an action or transaction arising out of our review of strategic and financing alternatives described below, there can be no assurance that we will be able to satisfy our ordinary course cash requirements for the one-year period subsequent to the issuance of our audited financial statements for 2013, or any payments that we will be required to make to U.S. Customs and/or other governmental authorities in respect of pending Customs duty matters, to satisfy any obligations resulting from the arbitration with Mr. Bivona, and/or to the CPSC in respect of its pending investigation, in each case when such matters are finalized, creating uncertainty about our ability to continue as a going concern. LaJobi’s issues with U.S. Customs, the USAO and the SEC, as well as the arbitration with Mr. Bivona and the pending investigation of the CPSC have continued over a period of several years. The Company believes that the lack of finality, and consequent uncertainty stemming from these issues, has (and continues to) hinder the Company in its efforts to raise additional capital. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Capital Resources, Liquidity Assessment and Ability to Continue as a Going Concern” for a discussion of the impact of potential payment obligations on our compliance with our credit agreement, liquidity, results of operations and financial condition. More generally, if actual events, circumstances, outcomes and amounts differ from judgments, assumptions and estimates made or used in determining the amount of certain assets (including the amount of recoverability of property, plant and equipment, intangible assets, valuation allowances for receivables, inventories and deferred income tax assets), liabilities (including accruals for income taxes and liabilities) and/or other items reflected in our consolidated financial statements, our results of operations and financial condition could be materially and adversely affected.

Our going concern uncertainty may have an adverse effect on our customer, licensor and supplier relationships.

Our relationships with our customers, licensors and suppliers are predicated on the belief that we will continue to operate as a going concern. Certain of our customers may cease purchasing products from us, or take other actions detrimental to the Company, if there is uncertainty regarding our ability to continue as a going concern. This would have an adverse effect on our ability to grow or maintain our revenues. Certain licensors may seek to terminate the licenses granted to us and prospective licensors may be unwilling to enter into new licenses with us. Current and future suppliers may be less likely to grant us credit, resulting in a negative impact on our working capital and cash flows. While management is exploring alternatives and implementing initiatives intended to enable it to continue to operate as a going concern (described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Capital Resources, Liquidity Assessment and Ability to Continue as a Going Concern”), in the event such adverse consequences should occur, we cannot provide assurance that we will successfully execute any of these initiatives, and there may be a material adverse effect on our business, financial condition and results of operations.

Our decision to explore strategic alternatives may not result in an action or transaction or may cause us to recognize a loss, and we cannot predict whether our plans to generate liquidity will be successful.

As we have previously disclosed, our Board has authorized us to identify and evaluate a broad range of strategic and financing alternatives aimed at enhancing shareholder value, including addressing underperforming product lines, exploring strategic alliances, the sale or merger of the Company or one or more of its subsidiaries, restructuring the Company’s current debt, recapitalizing, or other possible transactions, alone or in combination. During the course of the review process, we will continue our efforts to execute key strategic and operational initiatives previously identified as critical to improving the Company’s overall business and liquidity. The achievement of these objectives and outcome of these initiatives are subject to risks and uncertainties with respect to market conditions and other factors that may cause our actual results, performance or achievements to be materially different from our plans. In addition, there can be no assurance that transactions to monetize assets or other actions to generate liquidity will become available on terms that are acceptable to us, on intended timetables or at all. LaJobi’s issues with U.S. Customs, the USAO and the SEC, as well as the arbitration with Mr. Bivona and the pending investigation of the CPSC have continued over a period of several years. The Company believes that the lack of finality, and consequent uncertainty stemming from these issues, has (and continues to) hinder the Company in its efforts to raise additional capital. As a result, we cannot provide assurance that the process will result in an action or transaction or, if it does, that it would occur within any specified period of time or under what terms. Further, our evaluation of potential actions and transactions may cause us to incur substantial costs and divert a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our results of operations and financial condition.

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

The continued success of our infant and juvenile businesses depends on our ability to continue to sell our products to several large mass market retailers. In particular, Toys “R” Us, Inc. and Babies “R” Us, Inc. (considered together), Wal-Mart and Target accounted for approximately 34.8%, 19.4% and 7.2%, respectively, of our consolidated gross sales for the 2013 calendar year. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, we typically do not have long-term contracts with our customers and our agreements with these customers do not require them to purchase any specific number or amount of our products. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions or allowances, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business, and the loss of one or more of the foregoing customers or one or more of our other large customers, or a decrease in historical levels of business of any such customers, could have a material adverse affect on our results of operations. See Note 6 of the Notes to Consolidated Financial Statements for a description of the Company’s customers who account for a significant percentage of the Company’s gross sales (and changes in the volume of business conducted with such customers) over the last three years. In addition, our success depends upon the continuing willingness of large retailers to purchase and provide shelf space for our products. Our access to shelf space at retailers for our products may be reduced by store closings, consolidation among these retailers, competition from other products or stricter requirements for infant and juvenile products by retailers that we may not be able to meet. An adverse change in our relationship with, or the financial viability of, one or more of our large customers could reduce our net sales and profitability.

We are currently party to litigation and other matters that have been and continue to be costly to defend and distracting to management, and if decided against us, are likely to have a material adverse effect on our business.

In connection with certain U.S. Customs matters described elsewhere in this Annual Report on Form 10-K, we are subject to a “Focused Assessment” by U.S. Customs, and are party to certain related investigations by the United States Attorney’s Office for the District of New Jersey (the “USAO”) and the SEC. Although we have made submissions to U.S. Customs with respect to anticipated anti-dumping and other customs duties, including proposed settlement amounts and payment terms, U.S. Customs has not yet responded to such submissions. We are currently seeking to negotiate a global resolution of these issues with the USAO and U.S. Customs, but there can be no assurance that these efforts will be successful, that our determination of the amount of such duties owed, or our proposals with respect to settlement amounts and/or the timing of payments will be accepted, nor can there be any assurance that we will not be subject to additional fines, penalties or other measures from U.S. Customs, the USAO and/or the SEC. We are currently unable to predict the duration or resources required in connection with any such global resolution. An unfavorable disposition of such matters is likely to result in a default under our credit agreement, have a material adverse effect on our financial condition, result in the need for additional debt or equity financing, and/or cause us to become bankrupt or insolvent (see below). In addition, there can be no assurance that we will not be subject to adverse publicity, as well as other sanctions or other contingent liabilities or adverse customer, licensor or market reactions in connection with the resolution of these matters, which could have a material adverse effect on our business and financial condition.

In addition, and related to such U.S. Customs (and USAO) matters, we are party to an arbitration proceeding with Lawrence Bivona, with respect to which the arbitration panel released an Interim Award on March 6, 2014. Based on its finding that Mr. Bivona breached his fiduciary duty and his employment agreement on and after August 24, 2010, the arbitration panel awarded damages to us, including damages for the additional duties assessed for transactions on and after that date, and in addition, awarded us $2.85 million for reasonable legal expenses and other costs (collectively, the “KB Award Amounts”).The arbitration panel found in favor of Mr. Bivona with respect to: (i) his right to receive a portion of specified earnout consideration, in an amount to be determined at a later date, but for which we have accrued an aggregate of $11.7 million ($10.6 million with respect to such earnout and the remainder for a related finder’s fee); (ii) his claim for reasonable attorney’s fees and expenses for our failure to pay such earnout(in an amount to be determined at a subsequent proceeding); and (iii) his claim that we breached his employment agreement by terminating him improperly for “cause” (awarding him $655,000), but stated that any recovery on these claims must be offset by the KB Award Amounts. Because the amount of anti-dumping duties and/or penalties owed by us has not been finally determined, the arbitration panel determined that it would not be possible to ascertain the amount of the earnout due to Mr. Bivona, or the precise amount of damages due to us.

With respect to the investigation by the staff of the CPSC into whether LaJobi timely complied (prior to 2010) with certain reporting requirements described elsewhere in this Annual Report on Form 10-K (with respect to which we have accrued approximately $1.0 million), there can be no assurance that we will not be subject to adverse publicity, fines or penalties (in excess of amounts accrued with respect to the CPSC investigation), as well as other sanctions or other contingent liabilities or adverse customer, licensor or market reactions in connection with their resolution, which could harm our business and financial condition, and in addition, we are currently unable to predict the duration or resources required in connection therewith.

There can be no assurance that we will be in compliance with the financial covenants or will be able to borrow under our credit agreement at the time U.S. Customs, the USAO and/or the SEC make their final determinations; the Interim Award is finalized, and/or the CPSC makes its final determination, or whether any payments required pursuant to any of the foregoing will result in a default or inability to borrow under such credit agreement, and accordingly, there can be no assurance that we will have sufficient liquidity to satisfy any such payment obligations when required. In the event of a default under our credit agreement, the lenders may, among other things, accelerate the loans, declare the commitments thereunder to be terminated, refuse to permit further draw-downs, seize collateral, or take other actions of secured creditors. If the lenders accelerate the loans or terminate the commitments, or in the event that we do not have sufficient liquidity to make any such payments when required, we may be forced to dispose of material assets or operations or seek to obtain equity capital, and/or need to restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, the covenants under our credit agreement may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. In addition, an unfavorable disposition in the matters described above, or an event of default under our credit agreement could result in a default under certain license agreements that we maintain. Any of the foregoing is likely to have a material adverse effect on our financial condition and results of operations and cause us to become bankrupt or insolvent. LaJobi’s issues with U.S. Customs, the USAO and the SEC, as well as the arbitration with Mr. Bivona and the pending investigation of the CPSC have continued over a period of several years. The Company believes that the lack of finality, and consequent uncertainty stemming from these issues, has (and continues to) hinder the Company in its efforts to raise additional capital. See Item 3, “Legal Proceedings” and Note 18 of Notes to Consolidated Financial Statements for a detailed description of these matters, and other pending litigation, Note 8 of the Notes to Consolidated Financial Statements for a description of our current credit facility, including a discussion of conditions precedent to the payment of any Customs duties or LaJobi earnout payments, and the financial covenants applicable to the Company, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the potential impact of payment obligations with respect to the matters described in this risk factor on our compliance with our credit agreement and our liquidity, results of operations and financial condition. Also see “Inability to maintain compliance with the bank covenants” and “There can be no assurance that we will have sufficient liquidity to satisfy our cash obligations when required”.

The Company is also party to other litigations, including a wages and hours putative class action. Additional litigation may be initiated against us based on the alleged items at issue in such complaints. We cannot predict the final outcome of such lawsuits or the likelihood that further proceedings will be instituted against us. Accordingly, the cost of defending against such lawsuits, other lawsuits pending against the Company, or any future lawsuits or proceedings may be high and, in any event, these legal proceedings may result in the diversion of our management’s time and attention away from our business. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could have a material adverse effect on our reputation, financial condition and results of operations, all as described above.

Inability to maintain compliance with the bank covenants.

The Company was not in compliance with the financial covenant pertaining to Availability under its credit agreement for the month ended February 28, 2014, the financial covenants pertaining to Availability and gross sales for the month ended March 31, 2014, or the covenant requiring the delivery of annual financial statements within 90 days of the end of 2013, accompanied by a report and opinion of its auditors without a going concern or other qualification or exception. In addition, trading of the Company’s common stock on the New York Stock Exchange was suspended as of March 31, 2014. The Company also anticipated that it may not be in compliance with both financial covenants for the month ended April 30, 2014. All of the foregoing, in addition to the Going Concern Events (as defined below), constituted (or may constitute) defaults or events of default under the Credit Agreement (collectively, the “Existing Events of Default”). The Company also anticipated that it would determine and disclose in its financial statements for 2013 that there is substantial doubt about its ability to continue as a going concern, and that a related explanatory paragraph would be included in the report and opinion of the Company’s auditors for such year, and that it would consider the existence of material weaknesses or significant deficiencies in its internal control over financial reporting for the year ended December 31, 2013 (the “Going Concern Events”). The Going Concern Events may also violate specified provisions of the Credit Agreement, and result in a failure of the conditions to lending thereunder.

As a result, the Company, the Agent and the Required Lenders under the Credit Agreement executed a waiver and amendment thereto (“Amendment No. 4”) as of April 8, 2014. Amendment No. 4 waived the Existing Events of Default, and any event of default or failure of any condition to lending arising from the violation of specified provisions of the credit agreement resulting from the Going Concern Events or the failure of the Borrowers to make a payment under a material license and receipt of a related notice of breach (which breach has since been cured). In addition, among other things, compliance with each of the Availability and gross sales financial covenants was suspended until the month ending August 31, 2014, the availability block was reduced by $0.5 million (i.e., $3.5 million, instead of $4.0 million, will be subtracted from amounts otherwise available for borrowing to compute availability) for a period of four months, and the permitted transit period for in-transit inventory was increased (thereby increasing the amount of eligible inventory used to calculate availability) for a period of four months. In consideration of the foregoing, among other things, the Company is subject to a new monthly Collateral Coverage Ratio (the value, as defined in Amendment No. 4, of eligible inventory, intellectual property and trade receivables to total outstandings under the credit agreement) of 1.0:1.0, interest rate margins applicable to both revolver tranches under the credit agreement were increased by 2.0% per annum, and the Agent was granted specified Kid Brands board of directors observation and participation rights (in a non-voting capacity). If the Company is unable to remain in compliance with its credit agreement, as so amended, its lenders would be entitled to, among other things, accelerate the loans under the credit agreement, declare the commitments thereunder to be terminated and/or refuse to permit further draw-downs on the revolver, seize collateral or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we are likely to face substantial liquidity problems and be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful (see “Our decision to explore strategic alternatives may not result in an action or transaction or may cause us to recognize a loss, and we cannot predict whether our plans to generate liquidity will be successful”). Also, our bank covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. In addition, an event of default under our credit agreement could result in a cross-default under certain license agreements that we maintain. Any of the foregoing is likely to have a material adverse effect on the Company’s financial condition and results of operations, and cause us to become bankrupt or insolvent. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the sections captioned “Liquidity and Capital Resources” and “Summary of Credit Agreement”, as well as Note 8 of Notes to Consolidated Financial Statements.

Our debt covenants may affect our liquidity or limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our current credit agreement includes provisions that place limitations on a number of our activities, including our ability to: incur additional debt; create liens on our assets or make guarantees; make certain investments or loans; pay dividends; repurchase our common stock; dispose of or sell assets; or enter into acquisitions, mergers or similar transactions. These covenants could restrict our ability to pursue opportunities to expand our business operations. In addition, substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), is swept and applied to repayment of amounts outstanding under our credit agreement.

Material Weaknesses in the Company’s Internal Controls

The Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as a result of material weaknesses identified in the Company’s internal control over financial reporting as of December 31, 2013. See Part II, Item 9A “Controls and Procedures” for a description of the material weaknesses and the remediation plan with respect thereto. The Company is taking steps to address the identified material weaknesses; however, there is no guarantee that these remediation steps will be sufficient to remediate the identified material weaknesses and control deficiencies or to prevent additional material weaknesses or control deficiencies. In addition, the costs of remediating such deficiencies in the Company’s internal controls may adversely affect the Company’s financial condition and results of operations. If the Company is unable to substantially improve the Company’s internal controls with respect to the identified material weaknesses, the Company’s ability to report its financial results and related disclosures on a timely and accurate basis will be adversely affected. If the Company’s financial statements and related disclosures are not accurate, investors may not have a complete understanding of the Company’s operations. If the Company’s financial statements are not timely and accurate, the Company could be subject to sanctions or investigation by regulatory authorities including the SEC. If any of these events occur, it could have a material adverse effect on the Company’s business, financial condition or results of operations, and could affect the Company’s ability to continue as a going concern.

Regulatory compliance, as well as product liability, product recalls and other claims relating to the use of our products could increase our costs.

We face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, the Consumer Product Safety Act, the Federal Hazardous Substances Act, or the FHSA, and the Consumer Product Safety Improvement Act, or the CPSIA, which empowers the Consumer Product Safety Commission, or the CPSC, to take action against hazards presented by consumer products, including adjudication and promulgation of regulations and uniform safety standards. With expanded authority under the CPSIA, the CPSC has adopted and continues to adopt new regulations for safety and products testing that apply to substantially all of our products. These new regulations have increased and are expected to further significantly increase the regulatory requirements governing the manufacture and sale of infant and juvenile products and the potential penalties for noncompliance with applicable regulations. The CPSC has the authority to exclude from the market and recall certain consumer products that are found to be potentially hazardous. Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe, as well as certain other countries. While we take the steps we believe are necessary to comply with these laws and regulations, there can be no assurance that we will be in compliance in the future, or that rapidly changing safety standards will not render unsaleable products that complied with previously-applicable safety standards. If we fail to comply with these laws and regulations, or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed any available insurance coverage, we may incur significant costs in complying with recall requirements, and our financial results could be materially adversely affected. Furthermore, concerns about potential liability or potential future changes in product safety regulations may lead us to recall voluntarily or otherwise discontinue selling selected products which could materially and adversely affect our results of operations.

Recalls, post-manufacture repairs of our products, or product liability claims could also harm our reputation, increase our costs or reduce our net sales. Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future or take other actions that may adversely impact infant and juvenile products, including the categories of products that we produce and sell. In addition, one or more of our customers might require changes or impose their own standards for our products, such as the non-use of certain materials, or choose not to sell certain of our products. Complying with existing or any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Furthermore, substantially all of our licenses give the licensor the right to terminate the license agreement if any products marketed under the license are subject to a product liability claim, recall or similar violations of product safety regulations or if we breach covenants relating to the safety of the products or their compliance with product safety regulations. A termination of a license could adversely affect our net sales. Even if a product liability claim is without merit, the claim could harm our reputation and divert management’s attention and resources from our business.

In addition, by letter dated July 26, 2012, the staff (the “CPSC Staff”) of the CPSC informed us that it has investigated whether LaJobi timely complied with certain reporting requirements with respect to various models of drop-side and wooden-slat cribs distributed by LaJobi during the period commencing in 1999 through 2010, which cribs were recalled voluntarily by LaJobi during 2009 and 2010. The letter states that, unless LaJobi is able to resolve the matter with the CPSC Staff, the CPSC Staff intends to recommend to the CPSC that it seek the imposition of a substantial civil penalty for the alleged violations. The Company is currently working with the CPSC Staff regarding a possible resolution to the issue, and has accrued approximately $1.0 million with respect to such issues. It is possible, however, that no settlement will be achieved, or that any settlement or other disposition of the matter will involve substantially higher amounts than the amount currently accrued with respect to this matter or be on terms less favorable to the Company. The Company intends to continue to work closely with the CPSC Staff in an effort to resolve this issue. Given the current status of this matter, however, it is not yet possible to determine what, if any, actions will be formally taken by the CPSC, or the amount of any civil penalty that may be assessed. Based on currently available information, the Company cannot estimate the amount of the loss (or range of loss) in connection with this matter. In addition, as this matter is ongoing, the Company is currently unable to predict its duration, resources required or outcome, or the impact it may have on the Company’s financial condition, results of operations and/or cash flows. An adverse decision in this matter that requires any significant payment by us is likely to result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. See Item 3, Legal Proceedings – Consumer Product Safety Commission Staff Investigation.

We are no longer listed on the New York Stock Exchange; our common stock is traded in the Over-The-Counter (OTC) market.

The suspension of the trading of our common stock on the New York Stock Exchange (the “NYSE”) and the movement of trading of our common stock to OTC markets could materially and adversely affect our business and the price of our common stock. Securities traded in the OTC market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. Any of these occurrences could negatively affect the market price of our common stock or cause the market price to become more volatile. Our delisting from the NYSE could also negatively impact, among other things, our relationships with shareholders, businesses and lenders, our access to debt and equity financing, and our ability to attract and retain personnel by means of equity compensation. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Our common stock may become more thinly traded following its delisting from the NYSE.

Our common stock may become more thinly traded following its delisting from the NYSE. The trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in unlisted stocks, and certain major brokerage firms restrict their brokers from recommending unlisted stocks because they are considered speculative and volatile. The OTC market is less regulated than the major exchanges. As a result, the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. There may be periods of several days or more when trading activity in our shares is low and a shareholder may be unable to sell his shares at an acceptable price, or at all. We cannot give shareholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result, the quoted price for our common stock may not necessarily be a reliable indicator of its fair market value. Further, we are not able to compel continued quotations on the OTC market. If we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of our common stock and as a result, the market value would likely decline.

Increased use of and competition for licenses could increase our licensing costs or limit our ability to market products.

We market a significant portion of our products through licenses with other parties, and we have increased our use of licenses in recent periods. Sales of licensed products represented 57% and 54% of our sales in 2013 and 2012, respectively. These licenses are generally limited in scope and duration and generally authorize the sale of specific licensed products on an exclusive or nonexclusive basis. Our license agreements often require us to make minimum guaranteed royalty payments that may exceed the amount we are able to generate from actual sales of the licensed products. In addition, our royalty expenses increase as we expand our offerings of licensed products. If we are unable to pass such increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease, which would cause our profitability to decline. Any termination of or failure to renew our significant licenses, or inability to develop and enter into new licenses, could limit our ability to market our licensed products or develop new products, and could materially reduce our net sales and profitability. Competition for licenses could require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain attractive licenses, which could increase our expenses. In addition, licenses granted to other parties, whether or not exclusive, could limit our ability to market products, including products we currently market, which could cause our net sales and profitability to decline.

Gross margin could be adversely affected by several factors.

Gross margin was adversely affected in 2013 and may be adversely affected in the future by increases in vendor costs (including as a result of increases in the cost of raw materials, labor or other costs or fluctuations in foreign currency exchange rates), excess inventory, obsolescence charges, changes in shipment volume or in-bound freight rates, price competition and changes in channels of distribution or in the mix of products sold (our increased use of licenses increases royalty expense, and consequently, cost of goods sold). For example, increased costs in the PRC, primarily for labor, raw materials, and the impact of certain tax laws, as well as the appreciation of the Chinese Yuan against the U.S. dollar, have at times (and may again in future periods), negatively impacted our gross margins. In addition, pressure from major retailers, primarily as a result of continued challenging economic conditions, to offer additional mark-downs and other credits or price concessions to clear existing inventory and secure new product placements, or to accept additional returns, have and may continue to negatively impact our margins. Economic conditions, such as rising fuel prices and currency exchange fluctuations, may also adversely impact our margins.

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

In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have affected gross margins and results of operations for specified periods. Any amounts owned in excess of the accruals recorded will adversely affect our gross margin and net income for the period(s) in which such amounts are recorded and could have a material adverse affect on our results of operations. See Note 18 of Notes to Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters, including the possibility of the imposition of additional fines, penalties or other measures from U.S. Customs or other governmental authorities, and settlement submission made to U.S. Customs in connection therewith.

We may not achieve all of the expected benefits from our cost saving initiatives.

We have implemented a number of cost saving initiatives, including: (i) the Consolidation Plan described in “Liquidity and Capital Resources” below, including the transition to a single third-party logistics company, the related closure (upon expiration of the applicable lease agreements) of our distribution centers in Cranbury, New Jersey, Southgate, California (closed), and Kentwood, Michigan, and the termination of certain existing third party logistics agreements; (ii) the consolidation of our executive offices with those of our LaJobi subsidiary in a new space in Rutherford, New Jersey; (iii) the implementation of a consolidated information technology system; (iv) the consolidation of our company-wide websites; (v) continued reductions in discretionary spending and employee headcount reductions; and (vi) and consolidation of certain back-office finance functions. In addition, we will continue to evaluate additional measures to improve the efficiency and performance of our operations. We have made certain assumptions in estimating the anticipated impact of these cost saving initiatives. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our profitability that we currently project, we may not be able to sustain the savings, and/or we cannot assure that additional costs will not offset any reductions achieved. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected.

Our quarterly operating results may fluctuate significantly.

Our quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter. Variability in the nature of our operating results may be attributed to the factors identified throughout this “Risk Factors” section, many of which may be outside our control, including:

•	Fluctuations in demand for our products and services;

•	Reduced visibility into our customers’ spending plans and associated revenue;

•	The level of price and competition in our product markets;

•	Our pricing practices, including our use of available information to maximize pricing potential;

•	The impact of the uncertain economic environment on our customers, consumers, and suppliers;

•	The overall movement toward industry consolidations among our customers and competitors;

•	Announcements and introductions of new products by our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements (introduced by us or our competitors);

•	Striking an appropriate balance between short-term execution and long-term innovation;

•	Our ability to develop, introduce, and market new products and enhancements and market acceptance of such new products and enhancements; and

•	Our levels of operating expenses.

A high percentage of our operating expenses are relatively fixed and are based on our forecast of future net revenue. If we were to experience an unexpected reduction in net revenue in a quarter, we would likely be unable to adjust our short-term expenditures significantly. If this were to occur, our operating results for that fiscal quarter would be adversely affected.

The trading price of our common stock has been volatile and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•	the delisting of our common stock from the NYSE (as described above)

•	fluctuation in our quarterly operating results (see “Our quarterly operating results may fluctuate significantly);

•	changes in financial estimates of our net sales and operating results;

•	the timing of announcements by us concerning financial performance, significant product developments, acquisitions, or other matters;

•	the timing of announcements by our competitors concerning significant product developments, acquisitions, financial performance or other matters;

•	other economic or external factors;

•	our failure to meet the performance estimates of securities analysts or investors;

•	buy/sell recommendations by securities analysts;

•	substantial sales of our common stock or the registration of substantial shares for sale; or

•	general stock market conditions.

You may be unable to sell your stock at or above your purchase price.

Increases in interest rates may increase our interest expense and adversely affect our profitability and cash flows.

Loans under our credit agreement currently bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 6.0% per annum with respect to the Tranche A Revolver and a margin of 13.25% per annum with respect to the Tranche A-1 Revolver (each as defined in Note 8 to the Notes to Consolidated Financial Statements), reflecting a 2% per annum increase on each such tranche as of April 1, 2014. At December 31, 2013, the applicable interest rates were 4.5% for loans under the Tranche A Revolver and 11.75% for loans under the Tranche A-1 Revolver. This increase in the interest rates under our credit agreement will increase our interest expense, and harm our profitability and cash flow.

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

Our ability to compete successfully also depends increasingly on our ability to develop and maintain consumer-meaningful brands so that our retailer customers will need our products to meet consumer demand. The development and maintenance of such brands requires significant investment in brand building and marketing initiatives, although any such investment may not deliver the anticipated results. In addition, the development of consumer-meaningful brands may require a greater reliance on the manufacture of licensed products, which in turn increases our costs. See “Increased use of and competition for licenses could increase our licensing costs or limit our ability to market products” below.

If we lose key personnel we may not be able to achieve our objectives.

We are dependent on the continued efforts of various members of senior management, as well as senior executives of several of our subsidiaries. If for any reason, these or other key members of management do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. Moreover, the loss of key executives may jeopardize relationships with existing customers, which could cause a decline in the sales of the Company’s products and negatively impact our financial condition and results of operations. We cannot assure you that we will be able to continue to attract and retain senior executives or other personnel necessary for the continued success of our business.

If additional intangible assets become impaired we may be required to record a significant charge to earnings.

We test goodwill and our other intangible assets for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the asset below its carrying value. We conduct testing for impairment during the fourth quarter of each fiscal year. As part of our 2013 annual intangible asset impairment testing, we tested the non-amortizing intangible trade names recorded on our balance sheet as of December 31, 2013. In this analysis, the Company used a five-year projection period, which has been its prior practice, and projected the long-term growth rate of each of its four business units, as well as the assumed royalty rate that could be obtained by each such business unit by licensing out each intangible trade name. For the year-end 2013 testing, the Company kept its long-term growth rate at 2.5% for all of its business units, and used assumed royalty rates of 3.0%, 4.5%, 2.0% and 5.0% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For 2012, the Company used assumed royalty rates of 3.0%, 3.5%, 2.0% and 5.5% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. The assumed royalty rate increased with respect to Sassy from the 2012 rate of 3.5%, as a result of projected increased profitability at this business unit. The assumed royalty rate decreased with respect to CoCaLo from the 2012 rate of 5.5%, as a result of decreased profitability at this business unit in 2013. The Company also slightly increased the discount rate to help mitigate risks inherent in any projections. As the carrying value of the Kids Line, LaJobi, and CoCaLo trade names exceeded their respective fair values due to revised future cash flow projections resulting from meaningfully lower sales in 2013, the Company recorded an impairment with respect thereto of $2.0 million, $1.8 million, and $1.3 million, respectively, for the three months ended December 31, 2013. The Company also recorded an impairment of approximately $4.0 million to the LaJobi trade name in the third quarter of 2013, for an aggregate impairment of $5.8 million to the LaJobi trade name for the year ended December 31, 2013. As the fair value of the Sassy trade name exceeded its carrying value, no impairments to this intangible asset were recorded for the year ended December 31, 2013. No impairments were recorded with respect to intangible assets with definite lives in the fourth quarter of 2013. However, the fair value of the Kokopax trade name and customer relationships were determined to be lower than their respective carrying values due to revised undiscounted future cash flow projections resulting from lower than anticipated sales. This resulted in an approximate $0.2 million impairment (representing a full impairment of such intangibles), which was recorded in cost of sales in the third quarter of 2013.

See Note 5 of the Notes to Consolidated Financial Statements. We will continue to evaluate the recoverability of the carrying amount of our intangible assets on an ongoing basis, and we may incur additional impairment charges, which could be substantial and could adversely affect our financial results. Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Factors that might reduce the fair value of an intangible asset below its carrying value include reduced future cash flow estimates and slower growth rates in our industry.

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

We rely on foreign suppliers, primarily in the PRC, to manufacture our products, which subjects us to numerous international business risks that could increase our costs or disrupt the supply of our products.

All of our products are manufactured by unaffiliated companies, most of which are in Eastern Asia, principally in the PRC. Approximately 73% of our dollar volume of purchases for our operations in 2013 were attributable to manufacturers in the PRC. The supplier accounting for the greatest dollar volume of purchases for our operations accounted for approximately 12% and the five largest suppliers accounted for approximately 41% in the aggregate during 2013. While we believe that there are many other manufacturing sources available for our product lines, difficulties encountered by one or several of our larger suppliers such as a fire, accident, natural disaster or an outbreak of illness (e.g., H1N1, SARS, avian or other flu) at one or more of their facilities, could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. In addition, our international operations subject us to certain other risks (some of which are discussed elsewhere in this risk factors section and below), including:

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

Our business and results of operations are affected by international, national and regional economic conditions. The United States and many other international economies experienced a major recession in recent periods, with continuing effects for our industry. The end-users of our products are individual consumers. A hesitant recovery in the U.S economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices have resulted in considerable negative pressure on consumer spending and consumer confidence, which we believe has resulted in reduced demand for our products. In the event that current economic conditions worsen, current and potential consumers of our products may be inclined to delay their purchases, and further tightening of credit markets may restrict our customers’ (both direct and indirect) ability and willingness to make purchases. In addition, continuing adverse global economic conditions in our markets could result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of accounts receivable from our direct customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, delays in signing or failing to sign direct customer contracts or signing customer agreements at reduced purchase levels, and limitations in the capital resources available to us and others with whom we conduct business. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

We rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as were experienced during 2008 and much of 2009, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under our credit facility is dependent on the ability of our senior lenders to meet their funding commitments. They may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

On April 21, 2011, TRC, the acquirer of our former gift business, and TRC’s domestic subsidiaries, filed a voluntary petition under Chapter 7 of the Code in the United States Bankruptcy Court for the District of New Jersey. As a subordinated lien holder with respect to a note payable to KID from TRC in the original principal amount of $19.0 million, KID may be able to recover a portion of amounts owed thereunder from TRC’s estate to the extent assets remain available for such payment under the Code after payment in full of TRC’s senior lender. We may experience significant delays in obtaining any recovery of amounts owed to us as a secured creditor of TRC, however, and will likely obtain only limited recovery, if any recovery at all. See Note 4 of the Notes to Consolidated Financial Statements for a description of the Settlement Agreement entered into by KID and the TRC debtors.

Currency exchange rate fluctuations could increase our expenses.

Our net sales are primarily denominated in U.S. dollars, except for a small amount of net sales denominated in Australian dollars and Euros. Our purchases of finished goods from Eastern Asian manufacturers are denominated in U.S. dollars. Expenses for these manufacturers are denominated in Chinese Yuan or other Eastern Asian currencies. As a result, any material increase in the value of the Yuan (or such other currencies) relative to the U.S. or Australian dollars would increase the prices at which we purchase finished goods and therefore could adversely affect our profitability. We are also subject to exchange rate risk relating to transfers of funds denominated in Australian dollars or Euros from our foreign subsidiaries to the United States.

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture or contract to manufacture products that contain certain minerals and metals, known as conflict minerals. Some of these conflict minerals are commonly used in many products. These requirements generally require companies to investigate, disclose and report annually whether or not such metals, if used in the manufacture of the Company’s products, originated from the Democratic Republic of Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Disruptions in our current information technology systems or difficulties in implementing our new information technology system could harm our business.

System failure or malfunctioning in our information technology systems may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. In addition, in 2013, we completed the implementation of a consolidated information technology system for the Company, which we believe provides greater efficiencies and greater reporting capabilities than those provided by the previous separate systems in place across our individual infant and juvenile companies. Our business may be subject to transitional difficulties with respect to this new system. These difficulties may include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with any such implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

We also use social media platforms as marketing tools. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, and results of operations, or subject us to fines or other penalties.

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

The Sarbanes Oxley Act of 2002 has required changes in some of our corporate governance and securities disclosure and compliance practices, and requires ongoing review of our internal control procedures. These developments have increased our legal compliance and financial reporting costs, and to the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement (such as the material weaknesses in internal controls identified as of December 31, 2013 and discussed in Item 9A, “Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting” included herein), we may have to incur additional costs and diversion of management’s time and attention. Any such action could adversely affect our results of operations and financial condition.

A limited number of our shareholders can exert significant influence over us.

As reported in a Schedule 13D filed with SEC, various investment funds and accounts managed by Prentice Capital Management, LP (“Prentice”) beneficially own approximately 19.9% of the outstanding shares of our common stock. Prentice currently has the right to nominate two members of our Board of Directors. Michael Zimmerman, who may deemed to be the beneficial owner of shares beneficially owned by Prentice, also owns, directly or indirectly, an additional 0.3% of the outstanding shares of our common stock. This share ownership permits Prentice (and Mr. Zimmerman) and other large shareholders to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We do not anticipate paying regular dividends on our common stock in the foreseeable future, so any short-term return on your investment will depend on the market price of our common stock.

The covenants in our credit agreement prohibit us from paying cash dividends to our shareholders. No assurance, therefore, may be given that there will be any future dividends declared.

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

Product returns by consumers to our larger customers in excess of anticipated amounts could have a material adverse effect on our financial condition and/or results of operations.

To cover our exposure to product returns for defective products, we establish reserves based on historical experience. However, we cannot be assured that our reserves will be sufficient to cover future product returns. Consumer returns to our large customers for defective products in excess of our reserves could have a material adverse effect on our financial condition and/or results of operations.

If we fail to successfully adapt our websites to customer requirements or emerging industry standards, our financial results may be materially and adversely affected.

To remain competitive, we will have to continue to enhance and improve the responsiveness, functionality and features of our website. We are currently implementing a new consolidated Company-wide website. The development of website technology entails significant technical and business risks. There can be no assurance that we will be able to adapt our new website to customer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our financial condition and results of operations could be materially and adversely affected.

The occurrence of unusually adverse weather conditions (whether or not caused by climate change or natural disasters), could adversely affect our operations and financial performance.

Adverse weather conditions or natural disasters may impact our operations and financial performance. To the extent these events result in the closure of one or more of our facilities or our corporate headquarters, or impact one or more of our key suppliers or service providers, our operations and financial performance could be materially adversely affected through an inability to make deliveries to our customers and through lost sales. In addition, these events could result in disruption to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our leased corporate headquarters are currently located in East Rutherford, New Jersey. During the third quarter of 2014, however, we intend to move our principal executive offices into space leased in Rutherford, New Jersey. We will occupy temporary space in the same building commencing in May of 2014 until construction of the new space is complete. We currently lease additional office and distribution facilities in: (i) Cranbury, New Jersey and (ii) Kentwood, Michigan. During the fourth quarter of 2013, however, the Company evaluated the long-term location of its distribution facilities to assess their effectiveness in servicing the Company’s customers, and determined to implement the Consolidation Plan, consisting of the transition to a single third-party logistics (“3PL”) company, the related closure (upon expiration of the applicable lease agreements) of its subsidiaries’ distribution centers in Cranbury, New Jersey; Southgate, California (closed in the first quarter of 2014); and Kentwood, Michigan, and the termination of certain existing 3PL agreements. The Consolidation Plan is expected to be completed during the third quarter of 2014. As part of the Consolidation Plan, on November 13, 2013, KID entered into an Operating Services Agreement (the “3PL Agreement”) with National Distribution Centers, L.P., the warehousing and distribution division of NFI (“NFI”) for comprehensive 3PL services for the Company’s warehousing and distribution operations out of at NFI’s distribution center in Chino, California. We also lease office space in: (i) Los Angeles, California; (ii) Attleboro, Massachusetts; (iii) Bentonville, Arkansas; and (iv) Sydney, Australia. In addition, we lease small office facilities in several locations in the PRC and Thailand.

We owned an office and distribution facility used by Sassy located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan until its sale in November of 2013. See Note 7 of Notes to Consolidated Financial Statements.

We believe that our facilities are maintained in good operating condition and are, in the aggregate, adequate for our purposes. At December 31, 2013, we were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from three months to twelve years. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section entitled “Contractual Obligations”. Also see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section entitled “Off-Balance Sheet Arrangements” for a description of our contingent liability with respect to a sublease entered into by Kids Line, LLC in Los Angeles, California, and a related letter of credit.

ITEM 3. LEGAL PROCEEDINGS

LaJobi Matters

As has been previously disclosed, the Company’s LaJobi subsidiary was selected by U.S. Customs and Border Protection (“U.S. Customs”) for a “Focused Assessment” of its import practices and procedures, which commenced in January 2011. In preparing for this “Focused Assessment,” the Company found certain potential issues with respect to LaJobi’s import practices and submitted a preliminary voluntary prior disclosure to U.S. Customs due to issues regarding customs duty paid on products imported into the U.S. Upon becoming aware of these issues, our Board initiated an investigation, which found instances at LaJobi in which incorrect anti-dumping duties were applied on certain wooden furniture imported from vendors in the PRC, resulting in a violation of anti-dumping laws. In connection therewith, in 2011, certain LaJobi employees, including Lawrence Bivona, LaJobi’s then-President, were terminated from employment.

In the fourth quarter of 2012, the Company completed LaJobi’s voluntary prior disclosure to U.S. Customs, including the Company’s final determination of amounts it believes are owed for all relevant periods. The Company estimates that LaJobi will owe an aggregate of approximately $7.0 million relating to anti-dumping duties (plus approximately $1.1 million in aggregate related interest) to U.S. Customs for the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through December 31, 2013, and the Company is fully accrued for all such amounts. The completed voluntary prior disclosure submitted to U.S. Customs in the fourth quarter of 2012 included proposed settlement amounts and proposed payment terms with respect to the anti-dumping duties owed by LaJobi (the “Settlement Submission”), as well as a payment of $0.3 million, to be credited against the amount that U.S. Customs determines is to be paid in satisfaction of LaJobi’s customs duty matters. Of the total amount accrued as of December 31, 2013, $0.2 million was recorded during the twelve months ended December 31, 2013 for anticipated interest expense. In connection with the previously-disclosed restatement of certain prior period financial statements (the “Restatement”), these amounts are recorded in the periods to which they relate.

As U.S. Customs has not yet responded to the Settlement Submission, it is possible that the actual amount of duties owed for the periods covered thereby will be higher than the amounts accrued by the Company and in any event, additional interest will continue to accrue until full payment is made. In addition, U.S. Customs may assess a penalty of up to 100% of the duty owed, and the Company may be subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. In a related matter, on August 19, 2011, the United States Attorney’s Office for the District of New Jersey (“USAO”) contacted Company counsel requesting information relating to LaJobi previously provided by the Company to U.S. Customs and the SEC (as described below), as well as additional documents and information. Since that time, the Company has been cooperating, and intends to continue to cooperate, with the USAO on a voluntary basis. The Company is currently seeking to negotiate a global resolution of these issues with the USAO and U.S. Customs, however, there can be no assurance that these discussions will be successful. The Company is currently unable to predict the duration, the resources required or outcome of the Focused Assessment or the USAO investigation or these related global discussions, the nature of any sanction that may be imposed or the impact such investigations or resolution may have. In addition, there can be no assurance that we will not be subject to adverse publicity, or adverse customer, licensor or market reactions in connection with the resolution of these matters, which could have a material adverse effect on our business and financial condition. An unfavorable outcome in these matters may result in a default under certain license agreements that we maintain, and is likely to result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations. With respect to the actual amount of duties determined to be owed by LaJobi, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any.

Promptly upon becoming aware of the issues relating to LaJobi’s customs practices and related misconduct, as described above, the Company voluntarily disclosed the findings of its internal investigation, as well as certain previously-disclosed Asia staffing matters, to the SEC on an informal basis. On June 20, 2011, the Company received a letter from the SEC indicating that the Staff was conducting an informal investigation and requesting that the Company provide certain documents on a voluntary basis. Subsequent thereto, the Company voluntarily disclosed to the SEC the existence of the Customs Review (described below) and related investigation. The Company believes that it has fully cooperated, and will continue to fully cooperate, with the SEC. The Company is currently unable to predict the duration, resources required or outcome of the investigation, possible sanctions, or the impact such investigation may have on the Company’s financial condition or results of operations.

Prior to the Restatement, the Company had recorded the applicable anti-dumping duties anticipated to be owed by LaJobi (and related interest) in the quarter and year ended December 31, 2010, the period of discovery (the “Original Accrual”) and had recorded additional interest expense in subsequent quarterly periods. As a result of the Original Accrual and other factors, the Company concluded that no earnout consideration (“LaJobi Earnout Consideration”), and no related finder’s fee under the Asset Purchase Agreement relating to the Company’s 2008 purchase of the LaJobi assets (the “LaJobi Asset Purchase Agreement”) was payable. Accordingly, prior to the Restatement, the Company had not recorded any amounts related to the LaJobi Earnout Consideration in the Company’s financial statements. The Company had previously disclosed a potential earnout payment of approximately $12.0 to $15.0 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi.

Because the Restatement resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi Earnout Consideration under the LaJobi Asset Purchase Agreement, applicable accounting standards required that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims in the arbitration. Accordingly, in connection with the Restatement, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million relating to the LaJobi Earnout Consideration and $1.1 million in respect of a related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011.

As has been previously disclosed, the Company received letters on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15.0 million, alleging that Mr. Bivona’s termination by LaJobi “for cause” violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under his employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding relating to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer to the complaint initiated by Mr. Bivona, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother, Joseph Bivona, and the LaJobi seller. Post-hearing briefs were submitted and closing statements were made during the quarter ended June 30, 2013.

On March 6, 2014, an Interim Award was released by the arbitration panel (the “Panel”) in the arbitration proceeding initiated by Mr. Bivona. The Interim Award notes that both parties “are to some extent prevailing parties”, and states that until the Panel can make a final determination with respect to the amount of all damages and setoffs, no damages awarded will be payable by either party. The Panel stated that because U.S. Customs has not yet finally determined the amount of anti-dumping duties and/or penalties owed by KID or LaJobi, it is not possible to ascertain the precise amount of damages awarded to either side (as described below). The Panel retained jurisdiction to receive further evidence and award damages when U.S. Customs concludes its review and determines the duties and/or penalties owed. KID and LaJobi intend to submit further evidence in support of their damage award. The Interim Award had no effect on the Company’s results of operations for the fourth quarter of 2013 or the first quarter of 2014.

The Panel, based on its finding that Mr. Bivona breached his fiduciary duty and breached his employment agreement on and after August 24, 2010, awarded damages to KID and LaJobi, including damages for the additional duties assessed for transactions on and after that date, and in addition, awarded KID and LaJobi $2.85 million for reasonable legal expenses and other costs (collectively, the “KB Award Amounts”). In reaching its determination, the Panel noted that as of August 24, 2010, Mr. Bivona “consciously ignored information that demanded further investigation, which would have led to discovery and cessation of the improper practice”, in breach of his fiduciary duty and his employment agreement. The Panel found in favor of Mr. Bivona with respect to: (i) his right to receive a portion of the LaJobi Earnout Consideration; (ii) his claim for indemnification with respect to reasonable attorney’s fees and expenses (in an amount to be determined at a subsequent proceeding) for KID’s failure to pay such LaJobi Earnout Consideration; and (iii) his claim that KID and LaJobi breached his employment agreement by improperly terminating him for “cause” (and awarded him $655,000), but stated that any recovery on these claims must be offset by the KB Award Amounts. The Panel denied Mr. Bivona’s claims for breach of fiduciary duty and punitive damages, and awarded him $1.00 on his defamation claim. The Panel denied KID’s and LaJobi’s counterclaims for breach of the LaJobi Asset Purchase Agreement (although a representation was determined to be breached, no damages were found) and fraudulent inducement. Except as described above, the parties will bear their own legal fees and costs.

The Panel determined that because U.S. Customs has not yet finally determined the amount of anti-dumping duties and/or penalties owed by KID or LaJobi, it would not be possible to ascertain the amount of the LaJobi Earnout Consideration due to Mr. Bivona, or the precise amount of damages to KID and LaJobi resulting from Mr. Bivona’s breach of his fiduciary duty and employment agreement.

Any significant payment required by us to Mr. Bivona is likely to result in a default under the Credit Agreement and have a material adverse effect on our financial condition and results of operations.

See Note 8 for a description of the Company’s senior secured financing facility, including a discussion of restrictions on the Company’s ability to pay Customs duties and any LaJobi earnout payment requirements, and the financial and other covenants applicable to the Company. Also see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”, and Item 1A — Risk Factors, including—“Inability to maintain compliance with the bank covenants”, “We are party to litigation and other matters that have been and continue to be costly to defend and distracting to management, and if decided against us, are likely to have a material adverse effect on our business”, and “There can be no assurance that we will have sufficient liquidity to satisfy our cash obligations when required.”.

Consumer Product Safety Commission Staff Investigation

By letter dated July 26, 2012, the staff (the “CPSC Staff”) of the U.S. Consumer Product Safety Commission (“CPSC”) informed the Company that it has investigated whether LaJobi timely complied with certain reporting requirements of the Consumer Product Safety Act (the “CPSA”) with respect to various models of drop-side and wooden-slat cribs distributed by LaJobi and its predecessor company during the period commencing in 1999 through 2010, which cribs were recalled voluntarily by LaJobi during 2009 and 2010. The letter states that, unless LaJobi is able to resolve the matter with the CPSC Staff, the CPSC Staff intends to recommend to the CPSC that it seek the imposition of a substantial civil penalty for the alleged violations.

The Company disagrees with the position of the CPSC Staff, and believes that such position is unwarranted under the circumstances. As permitted by the notice, the Company provided the CPSC Staff with additional supplemental information in support of the Company’s position, including relevant factors in the Company’s favor that are required to be considered by the CPSC prior to the imposition of any civil penalty. The Company is currently working with the CPSC Staff regarding a possible resolution to the issue, and during the year ended December 31, 2013, the Company accrued $1.0 million with respect thereto. While settlement discussions are ongoing, it is possible that no settlement will be achieved, or that any settlement or other disposition of the matter will involve substantially higher amounts than the amount accrued or will be on terms that are less favorable to the Company.

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

Customs Compliance Investigation (Non-LaJobi)

As has been previously disclosed, following the discovery of the matters described above with respect to LaJobi, our Board authorized a review of customs compliance practices at the Company’s non-LaJobi operating subsidiaries (the “Customs Review”). In connection with this review, instances were identified in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications and valuations of certain products imported by CoCaLo. Promptly after becoming aware of these issues, the Company submitted voluntary prior disclosures to U.S. Customs identifying such issues and duties anticipated to be owed. The Board also authorized an investigation into these non-LaJobi customs matters, and did not discover evidence that would lead it to conclude that there was intentional misconduct on the part of Company personnel.

As of December 31, 2013, the Company estimates that it will incur aggregate costs of approximately $2.0 million relating to such customs duties (plus approximately $0.3 million in aggregate related interest), for the years ended 2006 through 2013, and the Company is fully accrued for all such amounts. Of the total amount accrued as of December 31, 2013, $0.1 million was recorded during the twelve months ended December 31, 2013 for anticipated interest expense. As a result of the Restatement, these amounts are recorded in the periods to which they relate. (The Company had initially recorded the applicable anticipated customs duty payment requirements (and related interest) in the three and nine months ended June 30, 2011 (the period of discovery), and recorded additional interest expense in the subsequent quarterly periods.)

In the fourth quarter of 2012 (upon completion of the Customs Review), the Company completed and submitted to U.S. Customs voluntary prior disclosures, which included the Company’s final determination of customs duty amounts it believes are owed by Kids Line and CoCaLo. The Kids Line submission included proposed payment terms for customs duties believed to be owed by Kids Line. As part of these settlement submissions in 2012, the Company included the following initial payments to U.S. Customs, to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s customs duties matters: $0.2 million with respect to Kids Line customs duties and $0.3 million with respect to CoCaLo customs duties. With respect to CoCaLo, the Company’s payment represented the Company’s determination of all amounts it believes are owed by CoCaLo for the relevant periods, including interest.

As U.S. Customs has not yet responded to these settlement submissions, it is possible that the actual amount of duties owed for the relevant periods will be higher than the amounts accrued by the Company and in any event, additional interest will continue to accrue until full payment is made. In addition, U.S. Customs may assess a penalty of up to 100% of the duty owed, and the Company may be subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount determined by U.S. Customs to be owed, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any. The Company remains committed to working closely with U.S. Customs to address issues relating to incorrect duties.

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

On September 26, 2011, the lead plaintiff filed an amended complaint, which was dismissed without prejudice on March 7, 2012. On May 7, 2012, the lead plaintiff filed a second amended complaint that named the Company, Bruce G. Crain (the Company’s former chief executive officer), Guy A. Paglinco (the Company’s former chief financial officer), and Raphael Benaroya (the Company’s then-Executive Chairman) as defendants. The second amended complaint repeated the same claims for relief and many of the allegations of the previous complaints in the action, but contained new allegations that, among other things, the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding custom law violations and safety violations regarding certain of its products. The relief demanded and the class period were each the same as in the first amended complaint.

All of the defendants in the Putative Class Action filed motions to dismiss the second amended complaint on June 29, 2012. On October 17, 2012, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss such complaint with prejudice. On November 14, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit from the judgment of the U.S. District Court. Briefing of the appeal was fully submitted to the Court of Appeals on May 29, 2013. On October 8, 2013, the appeal was submitted to the Court of Appeals for decision. On November 15, 2013, the Court of Appeals issued a decision and order affirming the District Court’s dismissal of the case with prejudice and all deadlines to seek further review have expired without action by the plaintiff.

No amounts were accrued in connection with the Putative Class Action, although legal costs were expensed as incurred. As the Company has satisfied the deductible under its applicable insurance policy, the Company has been receiving reimbursement of substantially all of the legal costs incurred, which receivables are netted against the expense.

Putative Shareholder Derivative Action. On May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System (“Roseville”) in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain (the Company’s former chief executive officer), Guy Paglinco (the Company’s former chief financial officer), Marc Goldfarb (the Company’s former general counsel), each then-member of the Company’s Board, and John Schaefer, a former member of the Company’s Board (collectively, the “Defendants”). In addition, the Company was named as a nominal defendant.

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

Wages and Hours Putative Class Action

On November 3, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, encaptioned Guadalupe Navarro v. Kids Line, LLC (the “Wages and Hours Action”). One plaintiff brought the Wages and Hours Action on behalf of a putative class for damages and equitable relief for: (i) failure to pay minimum, contractual and/or overtime wages (including for former employees with respect to their final wages), and failure to provide adequate meal breaks, in each case based on defendant’s time tracking system and automatic deduction and related policies; (ii) statutory penalties for failure to provide accurate wage statements; (iii) waiting time penalties in the form of continuation wages for failure to timely pay terminated employees; and (iv) penalties under the Private Attorneys General Act (PAGA). The plaintiff sought wages for all hours worked, overtime wages for all overtime worked, statutory penalties under Labor Code Section 226(e), and Labor Code Section 203, restitution for unfair competition under Business and Professions Code Section 17203 of all monies owed, compensation for missed meal breaks, and injunctive relief. The complaint also sought unspecified liquidated and other damages, statutory penalties, reasonable attorney’s fees, costs of suit, interest, and such other relief as the court deems just and proper. Although the total amount claimed was not set forth in the complaint, the complaint asserted that the plaintiff and the class members were not seeking more than $4.9 million in damages at that time (with a statement that plaintiff would amend his complaint in the event that the plaintiff and class members’ claims exceed $4.9 million).

On January 30, 2013, the Court denied plaintiff’s motion for class certification with respect to two of the proposed classes and continued for further briefing the motion for class certification with respect to the remaining proposed classes. During the quarter ended June 30, 2013, the Company reached an agreement in principle with counsel for the plaintiff on behalf of the purported classes to settle the litigation for $350,000, and during the quarter ended June 30, 2013 the Company accrued such amount. The Court has preliminarily approved the settlement, with the final approval hearing set for September 3, 2014. As the settlement has not yet been finally approved by the Court; there can be no assurance that the disposition of the litigation will not be in excess of amounts accrued or on terms less favorable to the Company than the agreed settlement.

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

Also see Note 18 of the Notes to Consolidated Financial Statements for a discussion of the Company’s litigation, commitments and contingencies.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to our executive officers as of April 7, 2014. All officers are appointed by the Board of Directors and may be removed with or without cause by the Board. Currently, all of our operations are conducted through our subsidiaries. As a result, we have determined that it is appropriate to include the leaders of each of our principal business units as executive officers, even where such leaders are employed by our subsidiaries. As a result, Bradley Sell, President of Kids Line, LLC and CoCaLo, Inc.; Keith Kotel, President of LaJobi, Inc.; and Dean Robinson, President of Sassy, Inc.; are each deemed to be executive officers.

NAME	AGE	POSITION WITH THE COMPANY
Raphael Benaroya	66	Chairman of the Board of Directors, President and Chief Executive Officer
Kerry Carr	51	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Jodie Simon Friedman	50	Vice President, General Counsel and Corporate Secretary
Keith Kotel	45	President of LaJobi, Inc.
Dean Robinson	46	President of Sassy, Inc.
Bradley Sell	53	President of Kids Line, LLC and CoCaLo, Inc.

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

Kerry Carr was appointed Executive Vice President and Chief Operating Officer of the Company effective as of September 12, 2012, and Chief Financial Officer of the Company as of July 5, 2013. Ms. Carr served as a consultant to the Company from June 21, 2012 through the date of her appointment as COO. Her service as a consultant included, among other things, consulting on the development of operational metrics for all business units; review and restructuring of the Company’s logistical configuration; development of a unified budget methodology; and assessing the Company’s internal audit function and controls. Prior thereto, Ms. Carr served in various roles for almost a decade at Avon Products, Inc., a New York Stock Exchange listed global beauty products company, most recently as Group Vice President – Long Range Business Review Initiative (November 2011-April 2012), where she performed a comprehensive operating and financial assessment of Avon’s global business, and prior thereto as Group Vice President – Global Supply Chain Finance (February 2008-November 2011); Vice President – Finance Transformation (July 2006-March 2008); Vice President (August 2005-July 2006), with responsibility for identifying and overseeing execution of Avon’s multi-year restructuring initiatives; and Vice President – Internal Audit (June 2003-August 2005). Preceding her tenure at Avon, she was Vice President – Internal Audit and Security at AT&T (September 2001-June 2003), and served in various capacities at the Walt Disney Company (1996-2001), including her latest position there as Senior Vice President and CFO – ABC Broadcasting.

Jodie Simon Friedman joined the Company in June 2013 and was appointed Vice President, General Counsel and Secretary of the Company effective August 14, 2013. From 2001 until June 2013, Ms. Simon Friedman served as Vice President, Deputy General Counsel and Assistant Secretary at International Flavors & Fragrances Inc., a NYSE-listed global creator of flavors and fragrances used in a wide variety of consumer products. From 1993 through 2000, she served in roles of increasing responsibility at Warner-Lambert Company, a pharmaceutical company acquired by Pfizer, Inc. in 2000, including as Assistant General Counsel of Pharmaceuticals for Europe and Latin America and started her legal career as an associate at Coudert Brothers in 1989. Ms. Simon Friedman earned her juris doctorate from the Columbia University School of Law and her bachelor’s degree from Brown University.

Keith Kotel was appointed President of LaJobi as of December 5, 2013. Since July of 2013, Mr. Kotel served as LaJobi’s Vice President-Product Management and Merchandising. For over eight years prior thereto, he served as Vice President of Product Development Sourcing and Merchandising for Jo-Ann Stores, Inc., a specialty retailer of crafts and fabrics based in Hudson, Ohio. Mr. Kotel has also served, among other positions, as Divisional Merchandise Manager (from February 2004 to October 2004) of Weathervane, a junior apparel and lifestyle store; Sr. Merchandise Manager (from January 2000 to February 2004) at Land’s End, a global apparel and lifestyle company; and Merchandiser (from October 1998 to January 2000) at Abercrombie and Fitch, an NYSE-listed global specialty retailer of high-quality, casual apparel for men, women and kids.

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

Bradley Sell was appointed President of Kids Line and CoCaLo effective January 29, 2014. Since February of 2013, Mr. Sell had served as Chief Operating Officer and Chief Financial Officer of Kids Line and CoCaLo. For over thirteen years prior thereto, he served in various positions at Quiksilver, Inc., a globally diversified NYSE-listed company that designs, produces and distributes branded apparel, winter sports equipment, footwear, accessories and related products, including President of Retail (from January 2010 to December 2011), and most recently, Senior Vice President of Financial Operations (from January 2012 to January 2013).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 7, 2014, our Common Stock was held by approximately 400 shareholders of record. Our Common Stock was traded on the New York Stock Exchange under the symbol KID from September 22, 2009 through the close of trading on March 30, 2014, and prior thereto under the symbol RUS since its initial public offering on March 29, 1984. As of March 31, 2014, our common stock is quoted on the OTCQB Marketplace under the symbol: ‘KIDB’. The following table sets forth the high and low sale prices of our Common Stock, as set forth on the New York Stock Exchange Composite Tape, for the calendar periods indicated:

	2013		2012
	HIGH	LOW	HIGH	LOW
First Quarter	$1.53	$0.95	$3.75	$2.52
Second Quarter	1.69	1.03	2.60	1.86
Third Quarter	1.76	0.99	2.04	0.95
Fourth Quarter	1.85	1.45	1.93	1.45

The Company has not paid a dividend since April 2005 and currently does not anticipate paying any dividends. In accordance with the terms of our current credit agreement, we are prohibited from paying cash dividends to our shareholders. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” under the caption “Summary of Credit Agreement” and Note 8 of the Notes to Consolidated Financial Statements, for a description of our current credit agreement, including dividend restrictions.

See Item 12 of this Annual Report on Form 10-K for Equity Compensation Plan Information.

This Annual Report on Form 10-K does not include a performance graph. Pursuant to Instruction 6 to Item 201(e) of Regulation S-K, this information is not required to be provided by “smaller reporting companies” as that term is defined by the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).

	Years Ended December 31,
	2013(1)	2012	2011(1)	2010	2009
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net Sales	$188,155	$229,486	$252,610	$275,777	$243,936
Cost of Sales	151,597	171,697	211,323	192,515	167,370
(Loss) Income from operations	(24,669)	877	(34,975)	25,085	8,637
(Loss) Income before (Benefit) Provision for Income Taxes	(28,902)	(5,286)	(40,136)	21,026	2,016
Income Tax (Benefit) Provision	(72)	48,814	(1,490)	(15,155)	(8,202)
Net (Loss) Income	(28,830)	(54,100)	(38,646)	36,181	10,218
Basic (Loss) Earnings Per Share	(1.31)	(2.48)	(1.78)	1.68	0.48
Diluted (Loss) Income Per Share	(1.31)	(2.48)	(1.78)	1.66	0.47
Dividends Per Share	0.00	0.00	0.00	0.00	0.00
Balance Sheet Data:
Working Capital	($28,018)	$(13,885)	$43,633	$29,740	$25,839
Property, Plant and Equipment, net	3,557	5,481	5,008	5,030	4,251
Total Assets	120,256	140,894	192,846	255,295	209,013
Debt	53,077	57,527	49,490	73,121	83,125
Shareholders’ Equity	9,240	36,862	89,814	126,292	87,895

(1)	The years ended December 31, 2013 and 2011 included non-cash impairments of intangibles of $9.2 million and $40.7 million, respectively

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

Overview

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. We generated annual net sales of approximately $188.2 million in 2013. We operate in one segment: the infant and juvenile business.

Our infant and juvenile business – which is currently conducted through the following operating subsidiaries: Kids Line, LaJobi, Sassy, and CoCaLo – designs, manufactures through third parties, and markets branded infant and juvenile products in a number of complementary categories including, among others, infant bedding and related nursery accessories and décor, nursery appliances, diaper bags and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding products, bath and baby care items with features that address the various stages of an infant’s early years including the Kokopax® line of baby gear (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force to serve our customers, which are primarily located in North America and Australia. We also maintain relationships with international distributors to service certain retail customers in several foreign countries, as well as with several independent representatives to service select domestic and foreign retail customers. International sales, defined as sales outside of the United States, including export sales, constituted 9.4%, 10.9%, and 7.5% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses incurred by these third party manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as has occurred in past periods, or higher rates of inflation in the country of origin, would increase our expenses, and therefore, adversely affect our profitability. Conversely, a small portion of our revenues is generated by our subsidiary in Australia, and is denominated primarily in Australian dollars. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes. See Item 1A, Risk Factors -“Currency exchange rate fluctuations could increase our expenses”.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. For the years ended December 31, 2013, 2012 and 2011, the costs of warehousing, outbound handling costs and outbound shipping costs were $14.1 million, $14.0 million, and $15.2 million, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.

If our suppliers experience increased raw materials, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods, our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) an increasing shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements; and (iii) other increased costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above. In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have adversely affected gross margins and results of operations for specified periods (See Note18 of the Notes to Consolidated Financial Statements). As the customs matters have not been concluded, however, it is possible that the actual amount of duty owed for the relevant periods will be higher than currently accrued amounts, and in any event, additional interest will continue to accrue until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of accrued amounts will adversely affect our gross margin and results of operations for the period(s) in which such amounts are recorded and could have a material adverse effect on our results of operations. See Note 18 of the Notes to Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters.

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

Recent Developments

Ability to Continue as a Going Concern

Based on our current operational expectations, the limited availability anticipated under our credit agreement (notwithstanding the April 2014 amendment thereto described below), and the uncertainty as to the amount and timing of the payments that we will be required to make to U.S. Customs and/or other governmental authorities in respect of pending Customs duty matters, to satisfy any obligations resulting from the arbitration with Mr. Bivona, and/or to the CPSC in respect of its pending investigation, in each case when such matters are finalized, there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included in their audit opinion for the year ended December 31, 2013 an explanatory paragraph to that effect. See “Capital Resources, Liquidity Assessment, and Our Ability to Continue as a Going Concern” below.

Exploration of Strategic and Financing Alternatives

As we have disclosed previously, the Board of Directors has authorized the Company to identify and evaluate a broad range of strategic and financing alternatives aimed at enhancing shareholder value. These alternatives may include addressing under-performing product lines, exploring strategic alliances, the sale or merger of the Company or one or more of its subsidiaries, restructuring of the Company’s current debt, recapitalizing, or other possible transactions. The Company may decide to complete any combination of these or other possible strategic and/or financing alternatives, and has engaged East Wind Advisors and Oppenheimer & Co. Inc. to assist the Board of Directors with respect to certain aspects of the process. During the course of the review process, the Company will continue its efforts to execute key strategic and operational initiatives previously identified as critical to improving the Company’s overall business.

The Company has not made a decision to pursue any specific strategic or financing alternative at this time, and the strategic and financial review process may not result in the approval or consummation of any specific action or transaction. If an action or transaction is approved, there can be no assurance of the terms and there is no definitive timetable for the process. See Item 1A, Risk Factors — “Our decision to explore strategic alternatives may not result in an action or transaction or may cause us to recognize a loss, and we cannot predict whether our plans to generate liquidity will be successful.”

Interim Award in LaJobi Arbitration

On March 6, 2014, an Interim Award was released by the arbitration panel (the “Panel”) in the arbitration proceeding initiated by Mr. Bivona in December of 2011. The Interim Award notes that both parties “are to some extent prevailing parties”, and states that until the Panel can make a final determination with respect to the amount of all damages and setoffs, no damages awarded will be payable by either party. The Panel stated that because U.S. Customs has not yet finally determined the amount of anti-dumping duties and/or penalties owed by KID or LaJobi, it is not possible to ascertain the precise amount of damages awarded to either side. The Panel retained jurisdiction to receive further evidence and award damages when a final determination of the amount of duties and/or penalties owed is made. KID and LaJobi intend to submit further evidence in support of their damage award. The Interim Award had no effect on the Company’s results of operations for the fourth quarter of 2013 or the first quarter of 2014. Details of the Interim Award and damages awarded thereunder are described above in Item 3, “Legal Proceedings”. The impact of any payment obligations required by the Interim Award (once finalized) on the Company are discussed in “Liquidity and Capital Resources” below.

Credit Agreement Amendment

On December 21, 2012, KID and specified domestic subsidiaries (the “Borrowers”) executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto. On April 8, 2014, the Borrowers, the Agent and the lenders executed a Waiver and Fourth Amendment to Credit Agreement (“Amendment No. 4”) described below. For a detailed description of the Credit Agreement (including all amendments thereto), see Note 8 to the Notes to Consolidated Financial Statements.

The Company was not in compliance with the financial covenant pertaining to Availability under the Credit Agreement for the month ended February 28, 2014, the financial covenants pertaining to Availability and gross sales for the month ended March 31, 2014, or the covenant requiring the delivery of annual financial statements within 90 days of the end of 2013, accompanied by a report and opinion of its auditors without a going concern or other qualification or exception. In addition, trading of the Company’s common stock on the New York Stock Exchange was suspended as of March 31, 2014. The Company also anticipated that it may not be in compliance with both financial covenants for the month ended April 30, 2014. All of the foregoing, in addition to the Going Concern Events (as defined below), constituted (or may constitute) events of default under the Credit Agreement (collectively, the “Existing Events of Default”). The Company also anticipated that it would determine and disclose in its financial statements for 2013 that there is substantial doubt about its ability to continue as a going concern, and that a related explanatory paragraph would be included in the report and opinion of the Company’s auditors for such year, and that it would consider the existence of material weaknesses or significant deficiencies in its internal control over financial reporting for the year ended December 31, 2013 (the “Going Concern Events”). The Going Concern Events may also violate specified provisions of the Credit Agreement, and result in a failure of the conditions to lending thereunder.

Amendment No. 4 waived the Existing Events of Default, and any event of default or failure of any condition to lending arising from the violation of specified provisions of the Credit Agreement resulting from Going Concern Events or the failure of the Borrowers to make a payment under a material license and receipt of a related notice of breach (which breach has since been cured). In addition, among other things, compliance with each of the Availability and gross sales financial covenants was suspended until the month ending August 31, 2014, the availability block was reduced by $0.5 million (i.e., $3.5 million, instead of $4.0 million, will be subtracted from amounts otherwise available for borrowing to compute availability) for a period of four months, and the permitted transit period for in-transit inventory was increased (thereby increasing the amount of eligible inventory used to calculate availability) for a period of four months. In consideration of the foregoing, among other things, the Company is subject to a new monthly Collateral Coverage Ratio (the value, as defined in Amendment No. 4, of eligible inventory, intellectual property and trade receivables to total outstandings under the Credit Agreement) of 1.0:1.0, interest rate margins applicable to both revolver tranches under the Credit Agreement were increased by 2.0% per annum, and the Agent was granted specified Kid Brands board of directors observation and participation rights (in a non-voting capacity). If the Company is unable to remain in compliance with the Credit Agreement (as so amended), the lenders would be entitled to, among other things, accelerate the loans under the Credit Agreement, declare the commitments thereunder to be terminated and/or refuse to permit further draw-downs on the revolver, seize collateral or take other actions of secured creditors. See “Capital Resources, Liquidity Assessment, and Ability to Continue as a Going Concern” below.

NYSE Delisting

We received notification on March 24, 2014 from NYSE Regulation, Inc. (“NYSE Regulation”) stating that because we were not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual (as our average global equity market capitalization fell below $15.0 million over a consecutive 30 trading-day period), NYSE Regulation intends to delist our common stock from the NYSE by filing a delisting application with the SEC. Trading of the Company’s common stock was suspended prior to the opening of trading on March 31, 2014, and a Form 25 will be filed by the NYSE with the SEC. Our common stock is traded in the over-the-counter market.

Intangible Assets

Our non-amortizing intangible trade names were tested for impairment as part of our annual 2013 impairment testing of indefinite-lived intangible assets, which is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). The trade names tested were Kids Line®, Sassy®, LaJobi® and CoCaLo®. The review for impairment of indefinite-lived intangible assets, including trade names, is based on whether the fair value of such trade names exceeds their carrying value. We determined fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. For our year-end 2013 testing, the Company used a five-year projection period, which has been its prior practice, and projected the long-term growth rate of each of its four business units, as well as the assumed royalty rate that could be obtained by each such business unit by licensing out each intangible trade name. The Company kept its long-term growth rate at 2.5% for all of its business units, and used assumed royalty rates of 3.0%, 4.5%, 2.0% and 5.0% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For 2012, the Company used assumed royalty rates of 3.0%, 3.5%, 2.0% and 5.5% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. The assumed royalty rate increased with respect to Sassy from the 2012 rate of 3.5%, as a result of projected increased profitability at this business unit. The assumed royalty rate decreased with respect to CoCaLo from the 2012 rate of 5.5%, as a result of decreased profitability at this business unit in 2013. The Company also slightly increased the discount rate to mitigate the risk inherent in any projections. As the carrying value of the Kids Line, LaJobi, and CoCaLo trade names exceeded their respective fair values due to revised future cash flow projections resulting from meaningfully lower sales for 2013, the Company recorded an impairment with respect thereto of $2.0 million, $1.8 million, and $1.3 million, respectively, for the three months ended December 31, 2013. The Company also recorded an impairment of approximately $4.0 million to the LaJobi trade name in the third quarter of 2013, for an aggregate impairment of $5.8 million to the LaJobi trade name for the year ended December 31, 2013. As the fair value of the Sassy trade name exceeded its carrying value, no impairments to this intangible asset were recorded for the year ended December 31, 2013. No impairments were recorded with respect to intangible assets with definite lives in the fourth quarter of 2013. However, in the third quarter of 2013, the fair value of the Kokopax trade name and customer relationships were determined to be lower than their respective carrying values due to revised undiscounted future cash flow projections resulting from lower than anticipated sales. This resulted in an approximate $0.2 million impairment (representing a full impairment of such intangibles), which was recorded in cost of sales in the third quarter of 2013.

See Note 5 to the Notes to Consolidated Financial Statements for details.

Management Changes

On December 5, 2013, Richard F. Schaub, Jr., by mutual agreement with LaJobi resigned his position as LaJobi’s President, and Keith Kotel assumed such position. In connection with his departure, LaJobi entered into a Consulting Agreement (the “RS Agreement”) with Mr. Schaub. Pursuant to the terms of the RS Agreement, from December 5, 2013 until January 3, 2014, Mr. Schaub remained employed by LaJobi as a senior business advisor and from January 4, 2014 until May 5, 2014, Mr. Schaub will be a consultant to LaJobi. The terms of the RS Agreement are described in detail in the Current Report on Form 8-K filed by the Company on December 6, 2013.

Effective January 29, 2014, Renee Pepys Lowe resigned her position as President of Kids Line and CoCaLo, and Bradley Sell assumed such position. In connection with the departure of Ms. Pepys Lowe, on January 29, 2014, the Company entered into a Consulting Agreement, effective February 3, 2014, with RPL and Associates, LLC, a limited liability company of which Ms. Pepys Lowe is member and President (“RPL”), for a one-year term, pursuant to which RPL will provide consulting services to the Company as reasonably requested by the Company’s CEO. The terms of this Consulting Agreement are described in detail in the Current Report on Form 8-K filed by the Company on January 29, 2014.

Consolidation Plan/3PL Agreement

During the third quarter of 2013, the Company determined to implement a transition to a single third-party logistics company, and the related closure (upon expiration of the applicable lease agreements) of its subsidiaries’ distribution centers in Cranbury, New Jersey; Southgate, California; and Kentwood, Michigan, and the termination of certain existing 3PL agreements (collectively, the “Consolidation Plan”). In connection therewith, on November 13, 2013, KID entered into an Operating Services Agreement (the “3PL Agreement”) with National Distribution Centers, L.P., the warehousing and distribution division of NFI (“NFI”) for certain third party logistics (3PL) services for the Company’s warehousing and distribution operations. Pursuant to this agreement, NFI will provide storage, handling, inventory management, transportation management, shipping, receiving, repackaging, order processing and related support services to the Company at NFI’s distribution center in Chino, California. A description of the Consolidation Plan, the 3PL Agreement, and costs associated therewith is located in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

U.S. Customs and U.S. Attorney’s Office Investigation

On August 19, 2011, the United States Attorney’s Office for the District of New Jersey (“USAO”) contacted Company counsel, requesting information relating to LaJobi previously provided by the Company to U.S. Customs and the SEC, as described above, as well as additional documents and information. Since that time, the Company has been cooperating with the USAO on a voluntary basis. In October 2013, discussions among the Company, its counsel and the USAO commenced, concerning the potential resolution of this matter with respect to the Company and its LaJobi subsidiary. The Company is currently seeking to negotiate a global resolution of these issues with the USAO and U.S. Customs, but there can be no assurance that these efforts will result in a negotiated resolution. The Company is currently unable to predict the duration, the resources required or outcome of the USAO investigation or these related global resolution discussions, the nature of any sanction that may be imposed or the impact such investigation or resolution may have. An unfavorable outcome may result in a default under certain license agreements that we maintain, and is likely to result in a default under our credit agreement and have a material adverse effect on our financial condition and results of operations.

KID/LaJobi Office Lease

On November 15, 2013, KID entered into an office lease agreement with Meadows Office, L.L.C., for the lease of office space in Rutherford, New Jersey for its executive offices and those of its LaJobi subsidiary. The Company intends to move into the new space during the third quarter of 2014. We will occupy temporary space in the same building commencing in May of 2014 until construction on the new space is complete.

Sassy Property Sale

On October 10, 2013, Sassy entered into a Buy and Sell Agreement with Ventra Grand Rapids 5, LLC, a Delaware corporation, for the sale by Sassy to Buyer of the premises owned by Sassy and located at 2305 Breton Industrial Park Drive SE, Kentwood, Michigan, including specified equipment and personal property, for a cash purchase price of $1.5 million. In connection with the sale, which was consummated on November 14, 2013 the Company recorded an impairment of $0.8 million for the third quarter of 2013 (the “Sassy Building Impairment”).

Putative Class Action and Derivative Litigation

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

Company Operational Strategy

The principal elements of our global operational strategy include:

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

(iv)	expanding and diversifying our distribution channels, with particular emphasis on sales into international markets and non-traditional infant and juvenile retailers;

•	growing through licensing, distribution or other strategic alliances, including pursuing acquisition opportunities in businesses complementary to ours;

•	implementing strategies to further capture synergies among our businesses, through cross-marketing opportunities, consolidation of certain operational activities and other collaborative activities; and

•	continuing effort to manage costs within and across each of our businesses.

General Economic Conditions as They Impact Our Business

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence. In addition, there has been a continuing shift in the channels from which consumers purchase goods, including from brick-and-mortar stores to online venues, and our business will be affected by our ability to adapt to such changes in an efficient manner. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things (i) reduced demand for our products; (ii) increased price competition for our products; and/or (iii) increased risk in the collectability of cash from our customers and/or (iv) increased pressure from major retailers to offer additional mark downs and other pricing accommodations. See Item 1A, “Risk Factors – The state of the economy may impact our business”.

In addition, because we rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs, continued disruptions in the capital and credit markets could adversely affect our ability to draw on our revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the seniors lenders that are parties to such facility to meet their funding commitments. They may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors – Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition”.

Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012

Net sales for the year ended December 31, 2013 decreased 18% to $188.2 million, compared to $229.5 million for the year ended December 31, 2012. This decrease was primarily the result of sales declines of 31.9% at CoCaLo, 27.4% at Kids Line, and 24.5% at LaJobi, in each case due to lower sales volume at certain large customers. These declines were partially offset by an increase in sales of 18.7% at Sassy for the year ended December 31, 2013, as compared to the prior year, due to continued new product acceptance. The sales decreases at CoCaLo and Kids Line also reflect the discontinuance of underperforming products and licenses in 2013 (representing $7.5 million in net sales in 2012); higher closeout sales in the year ended December 31, 2012 ($4.7 million higher in 2012), as well as lower international sales from the Company’s foreign subsidiaries in 2013 ($4.5 million), resulting in part from the closure of the Company’s UK operations at the end of 2012.

Gross profit was $36.6 million, or 19.4% of net sales, for the year ended December 31, 2013, as compared to $57.8 million, or 25.2% of net sales, for the year ended December 31, 2012. In absolute terms, and as a percentage of net sales, gross profit decreased as a result of the impact of: (i) lower gross profit dollars ($13.3 million) as a result of lower sales; (ii) aggregate non-cash impairments to specified intangible assets ($9.2 million) (See Note 5 of the Notes to Consolidated Financial Statements); (iii) increased sales allowances ($1.4 million), and (iv) changes in product mix (including increased sales of licensed products in 2013 compared to 2012, resulting in increased royalties of $0.2 million); partially offset by (A) lower landed cost of products ($2.4 million) as a result of lower product costs, and (B) decreases in inventory reserves ($0.6 million) related to underperforming product lines.

Selling, general and administrative expense was $61.2 million, or 32.5% of net sales, for the year ended December 31, 2013, compared to $56.9 million, or 24.8% of net sales, for the year ended December 31, 2012. SG&A expense increased as a percentage of sales due to lower sales volume, and increased in absolute terms ($4.3 million) primarily as a result of: (i) increased legal fees and settlement proposal accruals (an aggregate of $2.7 million); (ii) expenses paid or accrued in connection with our Consolidation Plan ($1.1 million) (See Note 3); (iii) the Sassy Building Impairment ($0.8 million); (iv) increased recruiting fees ($0.7 million); (v) increased bonus accruals ($0.7 million); (vi) other professional fees ($0.5 million); (vii) increased stock-based compensation expense ($0.2 million) as a result of an inducement award granted in connection with the appointment of our President and Chief Executive Officer; (viii) increased professional fees related to banking ($0.1 million); and (ix) other increases of smaller magnitude (aggregating $0.3 million). These increases were partially offset by: (i) decreased personnel costs related to reductions in headcount ($1.3 million); (ii) lower shipping, storage and warehousing costs ($0.7 million); (iii) decreased sales commissions ($0.5 million); and (iv) decreased product development costs ($0.2 million).

Other expense was $4.2 million for the year ended December 31, 2013, as compared to $6.2 million for the year ended December 31, 2012. This decrease of approximately $2.0 million was primarily due to (i) the gain on the sale of specified intellectual property in the second quarter of 2013 ($1.2 million), and (ii) decreased write offs of deferred financing costs in 2013 ($0.4 million) compared to 2012 ($3.3 million), partially offset by an increase in interest expense ($2.1 million) due to higher borrowing costs during the year ended December 31, 2013 compared to the year ended December 31, 2012.

The income tax benefit for the year ended December 31, 2013 was $72,000 on loss before income tax benefit of $28.9 million. The difference between the effective tax rate of 0.3% for the year ended December 31, 2013 and the U.S. federal tax rate of 35% was primarily related to (i) a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and valuation allowances on deferred tax assets ($10.1 million); (ii) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($74,000); (iii) increased foreign valuation allowances ($49,000); (iv) state tax provisions ($37,000); and (v) an increase in the liability for unrecognized tax benefits ($3,000) as a result of additional interest being accrued; offset by: (i) a decrease in a deferred tax liability related to an indefinite-lived intangible asset ($218,000), and (ii) the true-up of prior year federal and state tax estimates ($17,000).

The income tax provision for the year ended December 31, 2012 was $48.8 million on loss before income tax expense of $5.3 million. The difference between the effective tax rate for the year ended December 31, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) the increase in valuation allowance associated with the Company’s deferred tax assets, foreign tax credit carry forwards, and capital loss carry forwards as a result of the Company’s cumulative three year losses ($50.3 million); and (ii) the result of permanent differences ($0.4 million). See Note 10 of the Notes to Consolidated Financial Statements.

As a result of the foregoing, net loss for the year ended December 31, 2013 was $28.8 million, or ($1.31) per diluted share, compared to net loss of $54.1 million, or ($2.48) per diluted share, for the year ended December 31, 2012.

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

Gross profit was $57.8 million, or 25.2% of net sales, for the year ended December 31, 2012, as compared to $41.3 million, or 16.3% of net sales, for the year ended December 31, 2011. In absolute terms, and as a percentage of net sales, gross profit increased as a result of the impact of: (i) a 2011 non-cash impairment of the Kids Line customer relationship intangible asset ($19.0 million) and a 2011 non-cash impairment of the LaJobi trade name intangible asset ($9.9 million) (See Note 5 of the Notes to Consolidated Financial Statements) that did not recur in 2012; (ii) lower amortization of intangible assets ($1.1 million) in 2012; and (iii) the impact of lower markdowns and allowances ($1.0 million) in 2012, offset by: (A) lower gross profit dollars ($6.8 million) as a result of lower sales; (B) higher landed cost of products ($6.5 million) as a result of higher product costs, changes in product mix (including increased sales of licensed products in 2012 compared to 2011, resulting in increased royalties of $0.4 million) and increased close-out sales primarily designed to reduce inventory; and (C)increases in inventory reserves ($0.8 million) related to underperforming product lines.

Selling, general and administrative expense was $56.9 million, or 24.8% of net sales, for the year ended December 31, 2012, compared to $66.5 million, or 26.3% of net sales, for the year ended December 31, 2011. The decrease in SG&A costs of $9.6 million was primarily a function of: (i) decreased professional fees incurred in connection with the Customs matters at its subsidiaries, as well as related litigation and other costs (“Customs Compliance Costs”) ($3.4 million); (ii) decreased commissions and freight out costs ($1.6 million); (iii) costs associated with an accrual for a contingent liability in connection with a lease assigned to the buyer of the Company’s former gift business (“TRC”) recorded in the 2011 ($1.4 million), which did not recur in the year ended December 31, 2012 (the “TRC Lease Accrual”); (iv) lower stock-based compensation expense ($1.1 million); (v) decreases in product development costs ($0.7 million); (vi) lower tradeshow costs ($0.6 million); and (vii) the impact of other expense reduction initiatives that resulted in an aggregate additional savings of $2.0 million in 2012. These decreases were offset by increases in other professional fees of $1.2 million primarily related to amendments to, and a refinancing of, our credit facility during 2012 and professional fees related to other Company initiatives.

During the fourth quarter of 2011, as a result of our annual goodwill impairment testing, we concluded that the goodwill we were required to record in 2010 (constituting all of the Company’s goodwill) was fully impaired and we therefore recorded an aggregate non-cash impairment charge to goodwill of $11.7 million. See Note 5 of the Notes to Consolidated Financial Statements. No impairment charges to any of the Company’s remaining intangible assets (either definite or indefinite-lived) were recorded in 2012.

A valuation reserve adjustment of $2.0 million was recorded in the year ended December 31, 2011 as a result of the TRC bankruptcy. See Results of Operations for the year ended December 31, 2011 compared to year ended December 31, 2010 below.

Other expense was $6.2 million for the year ended December 31, 2012, as compared to $5.2 million for the year ended December 31, 2011. This increase of approximately $1.0 million was primarily due to an increase in the amortization of financing costs, as well as write-offs of unamortized deferred financing costs relating to amendments to, and the refinancing of the Company’s senior credit facility in 2012 (an aggregate of $3.3 million during 2012, as compared to $1.7 million during 2011), partially offset by lower borrowings and lower borrowing costs in 2012 compared to 2011 ($0.5 million).

The income tax provision for the year ended December 31, 2012 was $48.8 million on loss before income tax expense of $5.3 million. The difference between the effective tax rate for the year ended December 31, 2012 and the U.S. federal tax rate of 35% primarily relates to: (i) the increase in valuation allowance associated with the Company’s deferred tax assets, foreign tax credit carry forwards, and capital loss carry forwards as a result of the Company’s cumulative three year losses ($50.3 million); and (ii) the result of permanent differences ($0.4 million). See Note 10 of the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

Liquidity Metrics

Cash and Cash Equivalents/Working Capital

As of December 31, 2013 and December 31, 2012, the Company had cash and cash equivalents of $0.2 million and $0.3 million, respectively. As of December 31, 2013 and December 31, 2012, working capital was ($28.0) million and ($13.9) million, respectively. The negative working capital in both years results, in part, from the classification of all outstanding debt under the Company’s current credit agreement as short-term debt. The increase in negative working capital from 2012 to 2013 primarily reflects losses incurred during 2013. See “Capital Resources, Liquidity Assessment, and Ability to Continue as a Going Concern” below.

The following table shows certain key liquidity metrics for the years indicated (in thousands):

	Year Ending December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$3,274	$(2,365)
Investing activities	(192)	(1,959)
Financing Activities	(3,579)	2,294
Effect of currency exchange rate changes on cash and cash equivalents	353	(108)
Net (decrease) in cash and cash equivalents	$(144)	$(2,138)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $3.3 million during the year ended December 31, 2013 compared to net cash used in operating activities of $2.4 million during the year ended December 31, 2012. Operating activities in 2013 reflected the net loss of $28.8 million in 2013, as compared to net loss of $54.1 million 2012. Cash provided by operations for the year ended December 31, 2013 was impacted by a net decrease in accounts receivable of $8.4 million, primarily resulting from lower sales, a decrease in prepaid expenses and other current assets of $1.0 million, and an increase from the prior year of $12.2 million in accounts payable and accrued expenses as a result of the timing of payments, partially offset by a net increase in inventory of $1.4 million. Operating activities in 2012 reflected the net loss of $54.1 million. Cash used in operations for the year ended December 31, 2012 primarily reflects: (i) non-cash charges of $49.4 million to deferred tax assets primarily due to the $50.3 million increase in the valuation allowance for deferred tax assets; and (ii) a decrease in inventory ($2.9 million) as the result of inventory management and actions taken the Company to liquidate certain slow moving inventory; partially offset by a decrease in: (i) accrued expenses ($4.3 million); (ii) accounts payable ($3.0 million) resulting primarily from decreased inventory purchases; and (iii) an increase in accounts receivable of $2.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million for the year ended December 31, 2013, as compared to $2.0 million for the year ended December 31, 2012. Net cash used in investing activities in 2013 was related to capital expenditures primarily relating to normal operations and completion of a new consolidated information technology system, offset by $1.4 million in proceeds from the sale of the Sassy building. Net cash used in investing activities in 2012 was related to capital expenditures primarily relating to normal operations and a new consolidated information technology system.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $3.6 million for 2013 compared to net cash provided by financing activities of $2.3 million in 2012. The net cash used and provided by in both periods primarily reflects the net borrowings or repayment of debt, respectively, under the Company’s Credit Agreement.

Capital Resources, Liquidity Assessment, and Ability to Continue as a Going Concern

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents, and availability under our senior credit facility. Although a significant portion of the amounts currently outstanding under our Credit Agreement represents prior borrowings used to fund acquisitions, availability under our Credit Agreement is currently (and anticipated to continue to be) needed to fund ordinary course working capital requirements, as well as anticipated anti–dumping duty and other Customs duty assessments, related interest and/or related penalties to governmental authorities, any payment requirements resulting from the arbitration with Mr. Bivona, any payment requirements to the CPSC, and any unanticipated expenses. At December 31, 2013 our revolving loan availability was $4.9 million, and such availability is currently expected to remain very tight for the remainder of 2014.

Based on our current operational expectations, the limited availability anticipated under the Credit Agreement (notwithstanding the April 2014 amendment thereto), and the uncertainty of the amount and timing of any required payments to U.S. Customs and/or other governmental authorities (including the USAO or the SEC) in respect of pending Customs duty matters, to satisfy any obligations resulting from the arbitration with Mr. Bivona, and/or to the CPSC in respect of its pending investigation, in each case when such matters are finalized, there can be no assurance that we will be in compliance with the financial covenants or will be able to borrow under our Credit Agreement at the time a final determination with respect to such matters is made, or whether any payment requirements pursuant to such matters will result in a default or inability to borrow under such Credit Agreement. In addition, there can be no assurance that we will have sufficient liquidity to satisfy these or our ordinary course working capital requirements. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has issued a report including an explanatory paragraph to that effect. Our consolidated financial statements as of December 31, 2013, however, have been prepared under the assumption that we will continue as a going concern (all of our outstanding obligations under our credit agreement are currently classified as short-term debt), and do not include any adjustments that might result from the outcome of this uncertainty.

The Company was not in compliance with the financial covenant pertaining to Availability under the Credit Agreement for the month ended February 28, 2014, the financial covenants pertaining to Availability and gross sales for the month ended March 31, 2014, or the covenant requiring the delivery of annual financial statements within 90 days of the end of 2013, accompanied by a report and opinion of its auditors without a going concern or other qualification or exception. In addition, trading of the Company’s common stock on the New York Stock Exchange was suspended as of March 31, 2014. The Company also anticipated that it may not be in compliance with both financial covenants for the month ended April 30, 2014. All of the foregoing, in addition to the Going Concern Events (as defined below), constituted (or may constitute) events of default under the Credit Agreement (collectively, the “Existing Events of Default”). The Company also anticipated that it would determine and disclose in its financial statements for 2013 that there is substantial doubt about its ability to continue as a going concern, and that a related explanatory paragraph would be included in the report and opinion of the Company’s auditors for such year, and that it would consider the existence of material weaknesses or significant deficiencies in its internal control over financial reporting for the year ended December 31, 2013 (the “Going Concern Events”). The Going Concern Events may also violate specified provisions of the Credit Agreement, and result in a failure of the conditions to lending thereunder.

As a result of the foregoing, the Company, the Agent and the Required Lenders under the Credit Agreement executed a Waiver and Fourth Amendment to Credit Agreement (“Amendment No. 4”) as of April 8, 2014. Amendment No. 4 waived the Existing Events of Default, and any event of default or failure of any condition to lending arising from the violation of specified provisions of the Credit Agreement resulting from the occurrence of the Going Concern Events or the failure of the Borrowers to make a payment under a material license and receipt of a related notice of breach (which breach has since been cured). In addition, among other things, compliance with each of the Availability and gross sales financial covenants were suspended until the month ending August 31, 2014, the availability block was reduced by $0.5 million (i.e., $3.5 million, instead of $4.0 million, will be subtracted from amounts otherwise available for borrowing to compute availability) for a period of four months, and the permitted transit period for in-transit inventory was increased (thereby increasing the amount of eligible inventory used to calculate availability) for a period of four months. In consideration of the foregoing, among other things, the Company is subject to a new monthly Collateral Coverage Ratio (the value, as defined in Amendment No. 4, of eligible inventory, intellectual property and trade receivables to total outstandings under the Credit Agreement) of 1.0:1.0, interest rate margins applicable to both revolver tranches under the Credit Agreement were increased by 2.0% per annum, and the Agent was granted specified KID board of directors observation and participation rights (in a non-voting capacity).

Notwithstanding the execution of Amendment No. 4, there can be no assurance that we will remain in compliance with such Credit Agreement. If the Company is unable to remain in compliance with its Credit Agreement, its lenders would be entitled to, among other things, accelerate the loans under the credit agreement, declare the commitments thereunder to be terminated and/or refuse to permit further draw-downs on the revolver, seize collateral or take other actions of secured creditors. If the loans are accelerated or commitments terminated, we are likely to face substantial liquidity problems, be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, the covenants under the Credit Agreement may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. Any of the foregoing is likely to have a material adverse effect on the Company’s financial condition and results of operations, and cause us to become bankrupt or insolvent.

In response to these uncertainties: (i) we have initiated a review of strategic and financing alternatives, including the retention of financial advisors to explore options and investment structures available to increase the Company’s liquidity (described under “Recent Developments” above); (ii) we will continue to use all reasonable efforts to further increase Availability under the Credit Agreement by reducing levels of ineligible items; (iii) as part of our Settlement Submissions to U.S. Customs, we proposed settlement amounts and payment terms; (iv) we are seeking to negotiate a global settlement including payment terms with U.S. Customs and the USAO; (v) we have proposed settlement amounts and payments terms to the CPSC; and (vi) we intend to continue to reduce operating and administrative costs, continue to consolidate back office functions, and liquidate excess inventory, all of which we believe will help us to more effectively manage our liquidity in the near term. We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Even if such actions are successfully implemented, our liquidity plan could result in limiting certain operational and strategic initiatives that were designed to grow our business over the long term. In addition, our Credit Agreement requires us to maintain a 1.0:1.0 Collateral Coverage Ratio, and as of August 31, 2014, minimum Availability and gross sales levels, as further described in Note 8 to the Notes to Consolidated Financial Statements, which we could have difficulty meeting to the extent that our plans are unsuccessfully implemented or for a number of additional reasons that are outside of our control, including but not limited to, the loss of key customers or suppliers. As described above, any covenant violation or other default under our credit agreement could cause us to be unable to continue as a going concern.

Management believes that the terms of Amendment No. 4 described above, and actions presently being taken to increase liquidity, may provide an opportunity for the Company to continue as a going concern. However, our liquidity is highly dependent on the amount and timing of any required payments (described above), our ability to remain in compliance with the Credit Agreement, and our ability to increase our availability thereunder or otherwise increase capital resources available to us. Without a sufficient increase in availability under our credit agreement (notwithstanding the April 2014 amendment thereto) or an increase in liquidity resulting from operations or as a result of an action or transaction arising out of our review of strategic and financing alternatives described herein, there can be no assurance that we will be able to satisfy our ordinary course cash requirements for the one-year period subsequent to the issuance of our audited financial statements for 2013, or any payments that we will be required to make to U.S. Customs, other governmental authorities, Mr. Bivona, and/or the CPSC, when such matters are finalized. LaJobi’s issues with U.S. Customs, the USAO and the SEC, as well as the arbitration with Mr. Bivona and the pending investigation of the CPSC have continued over a period of several years. The Company believes that the lack of finality, and consequent uncertainty stemming from these issues, has (and continues to) hinder the Company in its efforts to raise additional capital.

See Note 18 to the Notes to Consolidated Financial Statements, for a discussion, among other things, of the Interim Award, and certain pending investigations and litigation, the outcome of which, if decided adversely to us (individually or in the aggregate) is likely to result in a default under the Credit Agreement, and materially and adversely affect the Company’s financial condition and liquidity. See Item 1A – Risk Factors including “There can be no assurance that we will have sufficient liquidity to satisfy our cash obligations when required”, “Inability to maintain compliance with the bank covenants”, “We are currently party to litigation and other matters that have been and continue to be costly to defend and distracting to management, and if decided against us, are likely to have a material adverse effect on our business” and “There is a substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm’s report includes an explanatory paragraph to that effect”. See also Note 8 to Notes to Consolidated Financial Statements for conditions precedent contained in our Credit Agreement with respect to the payment of Customs duties or any earnout consideration, and “Summary of Credit Agreement” below for a description of the financial covenants applicable to the Company.

Summary of Credit Agreement

On December 21, 2012, the Company, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with the Company, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The Credit Agreement was amended on April 16, 2013, May 16, 2013, August 13, 2013, November 14, 2013, December 16, 2013, and April 8, 2014. The current provisions of the Credit Agreement (as amended) are summarized below, and are described in more detail, along with a description of each of the foregoing amendments (including the reasons therefor), in Note 8 to the Notes to Consolidated Financial Statements, which description is incorporated by reference herein.

General

Subject to borrowing base limitations described in Note 8 of the Notes to Consolidated Financial Statements, the Borrowers may borrow, repay (without premium or penalty) and re-borrow advances under each of the Tranche A Revolver and the Tranche A-1 Revolver until December 21, 2016 (the “Maturity Date”), at which time all outstanding obligations under the Credit Agreement are due and payable (subject to early termination provisions). Substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), will be swept and applied to repayment of amounts outstanding under the Credit Agreement. Other than in connection with a permanent reduction of the Tranche A-1 Revolver, repayments shall be first applied to the Tranche A Revolver, and upon repayment of the Tranche A Revolver in full, to the Tranche A-1 Revolver. To the extent the Company has sufficient availability under the Credit Agreement therefor, Duty Amounts and LaJobi Earnout Consideration may be paid either: (i) in accordance with the business plan required to be provided to the Agent for the relevant year, or (ii) otherwise, so long as no default or event of default is continuing or would result therefrom, and availability, both before and after giving effect giving effect to such payment, is at least $10.0 million. The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants, described in Note 8 to the Notes to Consolidated Financial Statements. The Credit Agreement also contains customary conditions to lending, including that no default or event of default shall exist, or would result from any proposed extension of credit.

Commitments and Amounts Borrowed

As originally executed, the Credit Agreement provided for an aggregate maximum $80.0 million revolving credit facility, composed of: (i) a revolving $60.0 million tranche (the “Tranche A Revolver”), with a $5.0 million sublimit for letters of credit; and (ii) a $20.0 million first-in last-out tranche (the “Tranche A-1 Revolver”). Pursuant to a letter agreement executed in December of 2013, however: (i) maximum commitments under the Tranche A Revolver were reduced to $44.0 million, and (ii) maximum commitments under the Tranche A-1 Revolver were reduced to $16.0 million. The Agent and the Lenders waived the termination fee of approximately $300,000 that would otherwise have been applicable to such commitment reduction. Notwithstanding the foregoing, the Borrowers will be permitted (upon irrevocable notice to the Agent) to increase the maximum commitment under the Tranche A Revolver to $48.0 million, and maximum commitment under the Tranche A-1 Revolver to $17.0 million, provided that, among other things, applicable conditions to lending are satisfied, and prior to delivery of such notice, the Borrowers shall have delivered to the Agent an updated business plan demonstrating the need for such increase to the reasonable satisfaction of the Agent. In connection with the December 2013 amendment to the Credit Agreement, the Company recorded a non-cash charge for the unamortized portion of deferred financing costs in the fourth quarter of 2013 in the approximate amount of $440,000. In addition, the reduced commitment amounts (assuming no subsequent increase), are expected to result in an annual unused commitment fee savings of approximately $100,000.

At December 31, 2013, we had total borrowings of $53.1 million under the Credit Agreement ($37.4 million under the Tranche A Revolver and $15.7 million under the Tranche A-1 Revolver). At December 31, 2012, we had total borrowings of $57.5 million under the Credit Agreement ($38.8 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At December 31, 2013 and 2012, revolving loan availability was $4.9 million and $11.4 million, respectively.

Interest

Loans under the Credit Agreement currently bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 6.0% per annum with respect to the Tranche A Revolver and a margin of 13.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates may be increased by 3.50% per annum (such default rate was not applied with respect to any prior covenant defaults). The weighted average interest rates for the outstanding loans under the Credit Agreement as of December 31, 2013 and 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver (previously applicable interest rate margins were increased by 2% per annum on each of the Tranche A Revolver and the Tranche A-1 Revolver commencing April 1, 2014 pursuant to Amendment No. 4).

Financial Covenants

The Company is subject to the following financial covenants (the “New Financial Covenants”):

(a) the Loan Parties may not permit the Collateral Coverage Ratio (defined as the appraised value of eligible inventory, the net orderly liquidation value of eligible intellectual property, and the face amount of eligible receivables, minus reserves and the availability block, to total amounts outstanding under the Credit Agreement) for the trailing 30 day average, to be less than 1.0:1.0. This covenant will be tested monthly, commencing April 30, 2014, and as of the last day of each month thereafter.

In addition, commencing with the month ending August 31, 2014:

(b) the Loan Parties may not permit the average daily Availability for any fiscal month, calculated under, or in accordance with, the Agent’s loan accounting system, to be more than fifteen percent (15%) less than the Availability projected for the last day of such month in the Business Plan most recently delivered to the Agent; and

(c) the Loan Parties may not permit gross sales for the trailing 3-month period, calculated as of the last day of each month, to be more than fifteen percent (15%) less than the gross sales projected for such period (ended as of the end of such month) in the Business Plan most recently delivered to the Agent.

Prior to the execution of Amendment No. 4, the Company had been subject to the financial covenants set forth in clauses (b) and (c) above for each month commencing in November of 2013. Prior to the execution of the November 2013 amendment to the Credit Agreement, the Company had been subject to a monthly minimum Adjusted EBITDA covenant and a minimum quarterly consolidated Fixed Charge Coverage Ratio. See Note 8 of the Notes to Consolidated Financial Statements for a detailed description of: (i) how the Adjusted EBITDA covenant and Fixed Charge Coverage Ratio were defined and calculated; (ii) the requirements of such covenants prior to the execution of the November 2013 amendment to the Credit Agreement; and (iii) the covenant defaults and other circumstances that culminated in the execution of each such amendment, which description is incorporated herein by reference.

Events of Default

The Credit Agreement contains customary events of default (including any failure to remain in compliance with the New Financial Covenants). The consequences of events of default are described in “Capital Resources and Liquidity Assessment” above.

Fees

The Borrowers are required to pay a monthly commitment fee of 0.50% per annum on the aggregate unused portion of each of the Tranche A Revolver and the Tranche A-1 Revolver (payable monthly in arrears); customary letter of credit fronting fees (plus standard issuance and other processing fees) to the applicable issuer; a monthly monitoring fee to the Agent; an annual agency fee, and other customary fees and reimbursements of expenses. Financing costs, including fees and expenses paid upon execution of the Credit Agreement, were recorded in accordance with applicable financial accounting standards.

Security

In order to secure the obligations of the Loan Parties under the Credit Agreement, each Borrower has pledged 100% of the equity interests of its domestic subsidiaries (other than inactive subsidiaries), including a pledge of the capital stock of each Borrower (other than the Company), as well as 65% of the equity interests of specified foreign subsidiaries, to the Agent, and has granted security interests to the Agent in substantially all of its personal property, all pursuant to a Security Agreement, dated as of December 21, 2012, by the Company and the other Borrowers and Loan Parties party thereto from time to time in favor of the Agent, as Collateral Agent. As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. had previously granted a mortgage for the benefit of the Agent and the Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan, however, this mortgage was released by the Agent upon the consummation of the sale of such property in November 2013.

Other Events and Circumstances Pertaining to Liquidity

Review of Strategic and Financing Alternatives

As we have previously disclosed, our Board has authorized us to identify and evaluate a broad range of strategic and financing alternatives aimed at enhancing shareholder value, including addressing under-performing product lines, exploring strategic alliances, the sale or merger of the Company or one or more of its subsidiaries, restructuring of the Company’s current debt, recapitalizing, or other possible transactions, alone or in combination. During the course of the review process, we will continue our efforts to execute key strategic and operational initiatives previously identified as critical to improving the Company’s overall business and liquidity. The achievement of these objectives and outcome of these initiatives are subject to risks and uncertainties with respect to market conditions and other factors that may cause our actual results, performance or achievements to be materially different from our plans. In addition, there can be no assurance that transactions to monetize assets or other actions to generate liquidity will become available on terms that are acceptable to us, on intended timetables or at all. As a result, we cannot provide assurance that the process will result in an action or transaction or, if it does, that it would occur within any specified period of time or under what terms. Further, our evaluation of potential actions and transactions may cause us to incur substantial costs and divert a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our results of operations and financial condition.

Consolidation Plan and 3PL Agreement

As has been previously disclosed, the Company determined to implement a transition to a single third-party logistics company, and the related closure (upon expiration of the applicable lease agreements) of its subsidiaries’ distribution centers in Cranbury, New Jersey; Southgate, California (closed in the first quarter of 2014); and Kentwood, Michigan, and the termination of certain existing 3PL agreements (collectively, the “Consolidation Plan”). Management authorized the Consolidation Plan (including the execution of the 3PL Agreement described below) as of November 13, 2013. The Consolidation Plan is expected to be completed during the third quarter of 2014.

On November 13, 2013, KID entered into an Operating Services Agreement (the “3PL Agreement”) with National Distribution Centers, L.P., the warehousing and distribution division of NFI (“NFI”) for certain third party logistics (3PL) services for the Company’s warehousing and distribution operations. The Company anticipates that the annual fixed cost to the Company for 2014 under the 3PL Agreement will be approximately $5.4 million. Had the 3PL Agreement been in effect for the 2012 calendar year, based on the Company’s business for that year, variable costs would have been approximately $4.7 million. In addition, the Company is obligated to pay $1.5 million to NFI in start-up costs over a nine-month period beginning in the fourth quarter of 2013, which will be partially offset by reduced fixed costs over the initial term of the 3PL Agreement, including zero or reduced monthly storage fees during the four-month period beginning on the commencement date. If the Company terminates the 3PL Agreement prior to its expiration following a breach by NFI of its material obligations thereunder (after an applicable cure period), NFI will be obligated to reimburse the Company for a specified pro-rated portion of the start-up costs paid by the Company.

Of the $1.5 million to be paid to NFI in start-up costs under the 3PL Agreement, approximately $0.9 million was paid in installments over the course of the fourth quarter of 2013, and the remainder is anticipated to be paid during the first half of 2014. In addition to these start-up costs, the Company estimates that it will incur a total of approximately $1.7 million in cash expenditures in connection with the Consolidation Plan, consisting primarily of the following: one-time termination benefits of approximately $600,000; project management costs of approximately $600,000; moving costs of approximately $400,000; and retention bonuses of approximately $100,000. Approximately $1.1 million of the $1.7 million in cash expenditures described above were recognized as an expense in the fourth quarter of 2013. The Company anticipates that the remainder will be expensed during the first half of 2014. Approximately $600,000 of actual cash expenditures were paid during the fourth quarter of 2013, with the remainder anticipated to be paid during the first half of 2014.

NJ Office Lease

As has been previously disclosed, on November 15, 2013, the Company entered into an Office Lease Agreement (the “Lease”) with Meadows Office, L.L.C., a Delaware limited liability company (the “Landlord”), for the lease of office space in Rutherford, New Jersey for its executive offices and those of its LaJobi subsidiary. Base rent is payable monthly, and for the first year of the term will be approximately $0.62 million, with annual increases on each anniversary of the commencement date of 1.025 times the annual base rent previously in effect. Provided the Company is not in default, monthly base rent shall be either abated or reimbursed by the Landlord for the first 22 full calendar months of the Lease term. In addition to base rent, the Company will be responsible for its proportionate share of specified increases in taxes; specified utility charges; and the costs of permitted alterations (provided that approximately $1.0 million will be provided to the Company by the Landlord for initial agreed-upon alterations).

Sale of Sassy Building

Net proceeds from the sale of the Sassy premises (in the approximate amount of $1.3 million) were applied to reduce amounts outstanding under the Tranche A-1 Revolver.

Other

A discussion of, among other things: (i) the Interim Award with respect to the arbitration proceeding initiated by Mr. Bivona with respect to the LaJobi Earnout Consideration and matters pertaining to his employment agreement with the Company, and the required recordation of an approximate $11.7 million liability (with a corresponding offset to goodwill) as of December 31, 2010, and the impairment of all such goodwill as of December 31, 2011; (ii) a “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith (and a settlement submission made with respect thereto), a document and information request made by the USAO, and ongoing discussions with the USAO concerning the potential resolution of these matters with respect to the Company and its LaJobi subsidiary (with respect to which the Company is seeking to negotiate a global resolution with the USAO and U.S. Customs), and an informal SEC investigation with respect to such matters; (iii) the Customs Review (as defined and described in detail in Note 18 to the Notes to Consolidated Financial Statements) and related investigation, charges recorded in connection therewith, and settlement submissions made as a result thereof; (iv) the status of a complaint filed against Kids Line with respect to specified wages and hours allegations; and (v) a CPSC staff investigation into alleged LaJobi violations of certain reporting requirements; can be found in the section captioned “Recent Developments” above or Note 18 of the Notes to Consolidated Financial Statements.

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

See Note 6 of the Notes to Consolidated Financial Statements for a description of the Company’s customers who account for a significant percentage of the Company’s gross sales (and the volume of business conducted with such customers) during the years ended December 31, 2013, 2012 and 2011, respectively.

Commencing in late 2011, we occasionally elected to participate in an “auction” program initiated by one of our largest customers, which permitted us to offer an additional discount on all or a portion of the outstanding accounts receivable from such customer in return for prompt, accelerated payment of all or the relevant portion of such receivable. The amount of the additional discount was subject to acceptance, was determined in part by the aging of the receivable and was within the range of customary discounts for early payment. This program is still available to the Company.

We have entered into certain transactions with certain parties who are or were considered related parties, and these transactions are disclosed in Note 12 of Notes to Consolidated Financial Statements and Item 13, “Certain Relationships and Related Transactions and Director Independence”.

This Annual Report on Form 10-K does not include a contractual obligations table consistent with the provisions of Item 303(d) of Regulation S-K.

Off-Balance Sheet Arrangements

Effective as of September 30, 2010, our Kids Line subsidiary entered into a sublease (the “Sublease”) with The Capital Group Companies, Inc., a Delaware corporation (the “Sublessor”) with respect to 27,515 rentable square feet of office space located in Los Angeles, California. Under the terms of the Sublease, Kids Line will make monthly base rental payments of $52,737 to the Sublessor, which amount will increase by three percent (3%) annually during the term of the Sublease, and will also pay operating expenses in excess of those incurred in the applicable base year. The Sublease expires on February 28, 2018. In connection with the execution of the Sublease, on October 4, 2010, KID executed a guarantee for the benefit of Sublessor, guaranteeing payment of the aggregate rental payments under the Sublease if the sublessee defaults on its obligations thereunder. In addition, in the event that the underlying master lease (the “Master Lease”) between the Sublessor and the landlord (the “Landlord”) is terminated due to a default by the Sublessor, and Kids Line is not in default under the Sublease; the Landlord has agreed to enter into a direct lease with Kids Line on the terms of the Sublease; provided that Kids Line shall be obligated to pay the original (higher) rent applicable to the Master Lease (representing an aggregate differential of $4.1 million as of the effective date of the Sublease). In connection therewith, the Sublessor has issued an irrevocable standby letter of credit with Kids Line as the beneficiary, in the aggregate amount of $4.1 million, which amount will be reduced annually to correspond with payments made by the Sublessor under the Master Lease. The most recent letter of credit expired on May 31, 2013, but was automatically extended to May 31, 2014 (in the aggregate amount of $2.8 million), and will be extended automatically to May 31 in each succeeding year (subject to a final expiration on February 28, 2018) unless the issuing bank (Bank of America, N.A.) provides written notice otherwise to Kids Line at least 60 days prior to the then current expiration date. Upon receipt of any such expiration notice, Kids Line shall have the right to draw under the letter of credit in an amount equal to its then current full amount.

The Company has obligations under certain letters of credit that contingently require us to make payments to guaranteed parties upon the occurrence of specified events. As of December 31, 2013, there were $0.4 million of letters of credit outstanding.

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

Management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management. Except as discussed in Note 5 to the Notes to Consolidated Financial Statements, there have been no material changes to our significant accounting estimates, assumptions or the judgments affecting the application of such estimates and assumptions during 2013. The Company’s significant accounting estimates described below have historically been and are expected to remain reasonably accurate, but actual results could differ materially from those estimates under different assumptions or conditions.

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

The Company tests goodwill for impairment on an annual basis as of its year end. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. In the fourth quarter of 2011, the Company recorded an impairment charge of approximately $11.7 million related to goodwill (see Note 5 of the Notes to Consolidated Financial Statements for detail with respect to such impairment charge). This impairment charge comprised all of the Company’s goodwill.

Our trade names were tested for impairment as part of our annual 2013 impairment testing of other indefinite-lived intangible assets, which is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing).

We tested the non-amortizing intangible trade names recorded on our balance sheet as of each of December 31, 2013 and 2012. The trade names tested were Kids Line®, Sassy®, LaJobi® and CoCaLo®. The review for impairment of indefinite-lived intangible assets, including trade names, is based on whether the fair value of such trade names exceeds their carrying value. We determined fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. In the Company’s analysis for 2013 and 2012, it used a five-year projection period, which has been its prior practice, and projected the long-term growth rate of each of four business units, as well as the assumed royalty rate that could be obtained by each such business unit by licensing out each intangible trade name. For 2013 and 2012, the Company kept its long-term growth rate at 2.5% for all of its business units. For 2013, the Company used assumed royalty rates of 3.0%, 4.5%, 2.0% and 5.0% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For 2012, the Company used assumed royalty rates of 3.0%, 3.5%, 2.0% and 5.5% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. The assumed royalty rate increased with respect to Sassy from the 2012 rate of 3.5%, as a result of projected increased profitability at this business unit. Assumed royalty rates increased with respect to Sassy and CoCaLo from the 2011 rates of 2.6% and 4%, respectively, as a result of increased profitability at these business units in 2012. The 2013 assumed royalty rate decreased with respect to CoCaLo from the 2012 rate of 5.5%, as a result of decreased profitability at this business unit in 2013. The Company slightly increased the discount rate to help mitigate risks inherent in any projections. As the carrying value of Kids Line, LaJobi and CoCaLo trade names exceeded their respective fair values due to revised future cash flow projections resulting from meaningfully lower sales in 2013, the Company recorded impairments with respect thereto of $2.0 million, $1.8 million and $1.3 million, respectively, for the three months ended December 31, 2013. As has been previously disclosed, the Company also recorded an impairment of approximately $4.0 million to the LaJobi trade name in the third quarter of 2013, for an aggregate impairment of $5.8 million to the LaJobi trade name for the year ended December 31, 2013. As the fair value of the Sassy trade name exceeded its carrying value, no impairments to this intangible asset was recorded for the year ended December 31, 2013. As the fair value of all trade names tested exceeded their carrying value, no impairments to intangible assets with indefinite lives were recorded for the year ended December 31, 2012. (See Note 5 for details with respect to 2011 impairment charges).

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

Our intangible assets with definite lives (currently consisting of customer lists and royalty agreements) continue to be amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. The fair value of the Kokopax trade name and customer relationships were determined to be lower than their respective carrying values due to revised undiscounted future cash flow projections resulting from lower than anticipated sales. This resulted in an approximate $0.2 million impairment (representing a full impairment of such intangibles) which was recorded in cost of sales in the third quarter of 2013. No other definite-lived intangible assets were impaired during the year ended December 31, 2013. While LaJobi, Kids Line and CoCaLo sales also decreased during 2013, the fair value of their royalty agreements, in the case of LaJobi, and their customer lists, in the case of Kids Line and CoCaLo, continued to exceed their carrying value as of December 31, 2013.

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

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, management evaluates all positive and negative evidence, including the Company’s past operating results (the existence of cumulative losses), and near-term forecasts of future taxable income consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry back years, and tax planning strategies. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences and loss and credit carry forwards. The Company has an aggregate valuation allowance of $85.5 million for its deferred tax assets as of December 31, 2013.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. The weight of negative factors and level of economic uncertainty in our current business supported the Company’s conclusion to take valuation allowances with respect to its deferred tax assets. Management will continue to periodically evaluate the valuation allowance and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods. See Note 10 of the Notes to the Consolidated Financial Statements for additional detail.

Of the Company’s aggregate valuation allowance of $85.5 million for its deferred tax assets, approximately $31.0 million consists of valuation allowances against its intangible assets, approximately $17.2 million consists of valuation allowances against foreign tax credit carry forwards, approximately $8.7 million consists of valuation allowances against capital loss carry forwards, approximately $16.7 million consists of valuation allowances against federal NOL carry forwards, approximately $3.0 million consists of valuation allowances against state NOL carry forwards, and approximately $8.9 million consists of valuation allowances against the remaining tax reserves and accruals. The Company has no significant deferred tax liabilities, and, as a result, there are no significant reversals accounted for in its analysis. In addition, the Company considered and concluded there were no tax planning strategies relevant in its analysis of deferred tax assets.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These forward-looking statements include statements that are predictive in nature and depend upon or refer to future events or conditions, and include, but are not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management and assumptions regarding our future performance, operating expenses, working capital needs, liquidity and capital requirements, business trends and competitiveness. Forward-looking statements include, but are not limited to, words such as “believe”, “plan”, “anticipate”, “estimate”, “project”, “may”, “planned”, “potential”, “should”, “will”, “would”, “could”, “might”, “possible”, “contemplate”, “continue”, “expect”, “intend”, “seek” or the negative of or other variations on these and other similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, are also forward-looking statements. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Material risks and uncertainties are set forth under Part I, Item 1A, Risk Factors. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance. Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Interest Rate Changes

During 2013, loans under the Credit Agreement bore interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 4.0% per annum with respect to the Tranche A Revolver and a margin of 11.25% per annum with respect to the Tranche A-1 Revolver. At December 31, 2013, a sensitivity analysis to measure potential changes in interest rates indicates that a one percentage point increase in interest rates would increase our interest expense by approximately $0.5 million annually. As of April 1, 2014, however, pursuant to Amendment No. 4, the margins on each of the Tranche A Revolver and the Tranche A-1 Revolver increased by 2% per annum. See Note 8 to the Notes to Consolidated Financial Statements for a discussion of the applicable interest rates under and other material provisions of the Credit Agreement, as currently amended.

Foreign Currency Exchange Rate

At December 31, 2013 and 2012, a sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities indicates that if the U.S. dollar uniformly weakened by 10% against all currency exposures, our (loss) before income tax (benefit) provision would increase by approximately $21,000 and $55,000 for each such year, respectively.

We are exposed to market risk associated with foreign currency fluctuations. We do not currently utilize any derivative financial instruments to hedge foreign currency risks. The volatility of applicable currencies is monitored frequently. If appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. Additional information required for this Item is included in Note 6 of the Notes to Consolidated Financial Statements. See also Item 1A, “Risk Factors – Currency exchange rate fluctuations could increase our expenses.”

Our financial position is also impacted by currency exchange rate fluctuations on translation of our net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Our primary currency translation exposures during 2013 were related to our net investment in a subsidiary having a functional currency denominated in the Australian dollar.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Kid Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Kid Brands, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss), shareholders equity and cash flows for the three years ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kid Brands, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the three years ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, the Company may not have sufficient liquidity to support working capital requirements which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Short Hills, New Jersey
April 15, 2014

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(Dollars in Thousands, Except Share and Per Share Data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$174	$318
Restricted cash	1,986	2,654
Accounts receivable—trade, less allowances of $5,352 in 2013 and $5,807 in 2012	33,614	42,079
Inventories, net	41,185	39,953
Prepaid expenses and other current assets	4,352	2,866
Income tax receivable	5	803
Deferred income taxes	—	53

Total current assets	81,316	88,726
Property, plant and equipment, net	3,557	5,481
Intangible assets	33,250	44,287
Note receivables, net allowance of $14,955 in 2013 and 2012	453	—
Other assets	1,680	2,400

Total assets	$120,256	$140,894

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$53,077	$57,527
Accounts payable	25,671	16,156
Accrued expenses	29,875	28,521
Deferred income taxes	132	87
Income taxes payable	579	320

Total current liabilities	109,334	102,611
Income taxes payable	44	81
Deferred income taxes	—	725
Other long-term liabilities	1,638	615

Total liabilities	111,016	104,032
Commitments and contingencies
Shareholders’ equity:
Common stock: $0.10 stated value per share; authorized 50,000,000 shares; issued 26,727,780 shares at December 31, 2013 and 2012, respectively	2,674	2,674
Additional paid-in capital	89,016	88,587
Retained earnings	8,125	40,613
Accumulated other comprehensive income	165	459
Treasury stock, at cost, 4,642,944 and 4,885,064 shares at December 31, 2013 and 2012, respectively	(90,740)	(95,471)

Total shareholders’ equity	9,240	36,862

Total liabilities and shareholders’ equity	$120,256	$140,894

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(Dollars in Thousands, Except Share and Per Share Data)

	2013	2012	2011
Net sales	$188,155	$229,486	$252,610
Cost of sales	151,597	171,697	211,323

Gross profit	36,558	57,789	41,287
Selling, general and administrative expenses	61,227	56,912	66,543
Impairment of goodwill	—	—	11,719
TRC valuation reserve	—	—	(2,000)

Total operating expenses	61,227	56,912	76,262

(Loss) income from operations	(24,669)	877	(34,975)

Other (expense) income:
Interest expense, including amortization and write-off of deferred financing costs	(5,585)	(6,352)	(5,054)
Interest and investment income	7	12	16
Gain on sale of intangibles	1,196	—	—
Other, net	149	177	(123)

	(4,233)	(6,163)	(5,161)

(Loss) from operations before income tax (benefit) provision	(28,902)	(5,286)	(40,136)
Income tax (benefit) provision	(72)	48,814	(1,490)

Net (loss)	$(28,830)	$(54,100)	$(38,646)

Basic (loss) per share:	$(1.31)	$(2.48)	$(1.78)

Diluted (loss) per share:	$(1.31)	$(2.48)	$(1.78)

Weighted Average Shares:
Basic	21,940,000	21,829,000	21,671,000

Diluted	21,940,000	21,829,000	21,671,000

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(Dollars In Thousands)

	2013	2012	2011
Net (loss)	$(28,830)	$(54,100)	$(38,646)
Other comprehensive (loss) :
Unrealized gain on derivative	—	—	87
Reclassification of cumulative translation adjustments upon liquidation of foreign entities*	(411)	—	—
Foreign currency translation adjustments	117	(91)	(40)

Comprehensive (loss)	$(29,124)	$(54,191)	$(38,599)

*	Amount recorded in other income (expense) in the Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(Dollars in Thousands)

	Total	Common Stock Shares Issued	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
Balance at December 31, 2010	$126,292	26,728	$2,674	$90,645	$133,359	$503	$(100,889)
Net (loss)	(38,646)				(38,646)
Unrealized gain on derivatives	87					87
Foreign currency translation adjustment	(40)					(40)
Net tax shortfall on share-based compensation	(302)			(302)
Share transactions under stock plans (191,358 shares), net of cash settlement of SAR exercise	243			(3,496)			3,739
Share-based compensation	2,180			2,180

Balance at December 31, 2011	89,814	26,728	2,674	89,027	94,713	550	(97,150)
Net (loss)	(54,100)				(54,100)
Foreign currency translation adjustment	(91)					(91)
Share transactions under stock plans (85,961 shares), net of cash settlement of SAR exercise	144			(1,535)			1,679
Share-based compensation	1,095			1,095

Balance at December 31, 2012	36,862	26,728	2,674	88,587	40,613	459	(95,471)
Net (loss)	(28,830)				(28,830)
Foreign currency translation adjustment	117					117
Reclassification of cumulative translation adjustments upon liquidation of foreign entities	(411)					(411)
Share transactions under stock plans (242,120 shares)	250			(823)	(3,658)		4,731
Share-based compensation	1,252			1,252

Balance at December 31, 2013	$9,240	26,728	$2,674	$89,016	$8,125	$165	$(90,740)

The accompanying notes are an integral part of the consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(Dollars in Thousands)

	2013	2012	2011
Cash flows from operating activities:
Net (loss)	$(28,830)	$(54,100)	$(38,646)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,985	2,776	4,000
Amortization and write-off of deferred financing costs	970	3,019	1,718
Provision for customer allowances	22,882	25,717	33,272
Impairment of goodwill and other intangible assets	9,224	—	40,665
Impairment of building	766	—	—
Gain on sale of intangibles	(1,196)	—	—
Reduction in TRC valuation reserve	—	—	(2,000)
Provision for inventory reserve	2,664	3,304	2,500
Reclassification of cumulative translation adjustments upon liquidation of foreign entities	(411)	—	—
Deferred income taxes	(627)	49,440	(22)
Share-based compensation expense	1,252	1,095	2,180
Change in assets and liabilities, net of acquired assets and liabilities
Accounts receivable	(14,511)	(28,444)	(17,329)
Income tax receivable	798	1,346	(1,842)
Inventories	(4,091)	(425)	3,320
Prepaid expenses and other current assets	(793)	872	105
Other assets	(218)	738	426
Accounts payable	9,595	(3,000)	(3,764)
Accrued expenses	2,593	(4,325)	2,870
Income taxes payable	222	(378)	535

Net cash provided by (used in) operating activities	3,274	(2,365)	27,988

Cash flows from investing activities:
Capital expenditures	(1,591)	(1,605)	(1,223)
Sale of Sassy building	1,399	—	—
Purchase of Kokopax	—	(354)	—

Net cash used in investing activities	(192)	(1,959)	(1,223)

Cash flows from financing activities:
Proceeds from issuance of common stock	250	144	243
Excess tax benefit from stock-based compensation	—	—	(302)
Net (repayment) borrowings on current revolving credit facility	(4,450)	57,527	—
Payments on term loan	—	(23,000)	—
Payments of long-term debt	—	—	(5,036)
Net (repayment) borrowings on prior revolving credit facility	—	(26,490)	(18,595)
Change in restricted cash	668	(2,654)	—
Payment of deferred financing costs	(47)	(3,233)	(1,690)

Net cash (used in) provided by financing activities	(3,579)	2,294	(25,380)
Effect of exchange rate changes on cash and cash equivalents	353	(108)	(4)

Net (decrease) increase in cash and cash equivalents	(144)	(2,138)	1,381
Cash and cash equivalents at beginning of year	318	2,456	1,075

Cash and cash equivalents at end of year	$174	$318	$2,456

Cash paid during the year for:
Interest	$4,056	$3,014	$2,595
Income taxes (refunded) paid	$(689)	$(1,768)	$124
Supplemental cash flow information:
Kokopax Earnout Consideration	$—	$178	$—

The accompanying notes are an integral part of the consolidated financial statements

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

Note 1 – Description of Business

Kid Brands, Inc. (“KID”), together with its subsidiaries (collectively with KID, the “Company”), is a leading designer, importer, marketer and distributor of infant and juvenile consumer products. The Company currently operates in one segment: the infant and juvenile business.

The Company’s current operating subsidiaries consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), which are each direct or indirect wholly-owned subsidiaries of KID, and design, manufacture through third parties, and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, nursery appliances, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding products, bath and baby care items with features that address the various stages of an infant’s early years, including the Kokopax® line of baby gear products(Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America, the United Kingdom and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers).

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

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

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

The Company’s gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. The Company accounts for the above expenses as operating expenses and classifies them under selling, general and administrative expenses. For the years ended December 31, 2013, 2012, and 2011, the costs of warehousing, outbound handling costs and outbound shipping costs were $14.9 million, $13.9 million, and $15.0 million, respectively. In addition, the majority of outbound shipping costs are paid by the Company’s customers, as many of the Company’s customers pick up their goods at the Company’s distribution centers.

Advertising Costs

Production costs for advertising are charged to operations in the period the related advertising campaign begins. All other advertising costs are charged to operations during the period in which they are incurred. Advertising costs for the years ended December 31, 2013, 2012, and 2011, amounted to $0.2 million, $0.5 million, and $0.8 million respectively.

Cash and Cash Equivalents

Cash equivalents consist of investments in interest bearing accounts and highly liquid securities having a maturity of three months or less, at the date of purchase, and their costs approximate fair value.

Restricted Cash

Restricted cash consists of lock box accounts that are automatically swept as funds become available to pay down balances outstanding under our current revolving credit facilities. See Note 8.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. Commencing in late 2011, the Company occasionally elected to participate in an “auction” program initiated by one of its largest customers, which permitted the Company to offer an additional discount on all or a portion of the outstanding accounts receivable from such customer in return for prompt, accelerated payment of all or the relevant portion of such receivable. The amount of the additional discount was subject to acceptance, was determined in part by the aging of the receivable and was within the range of customary discounts for early payment. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging, and existing industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after commercially reasonable means of collection have been exhausted and the potential for recovery is considered unlikely. The Company also analyzes its allowances policies to assess the adequacy of allowance levels and adjusts such allowances as necessary. The Company does not have any off-balance sheet credit exposure related to its customers.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Inventories

Inventories, which consist of finished goods, are carried on the Company’s balance sheet at the lower of cost or market. Cost is determined using the weighted average cost method and includes all costs necessary to bring inventory to its existing condition and location. Market represents the lower of replacement cost or estimated net realizable value of such inventory. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory if management determines that the ultimate expected proceeds from the disposal of such inventory will be less than its carrying cost as described above. Management uses estimates to determine the necessity of recording these reserves based on periodic reviews of each product category based primarily on the following factors: length of time on hand, historical sales, sales projections (including expected sales prices), order bookings, anticipated demand, market trends, product obsolescence, the effect new products may have on the sale of existing products and other factors. Risks and exposures in making these estimates include changes in public and consumer preferences and demand for products, changes in customer buying patterns, competitor activities, the Company’s effectiveness in inventory management, as well as discontinuance of products or product lines. In addition, estimating sales prices, establishing mark down percentages and evaluating the condition of the Company’s inventories all require judgments and estimates, which may also impact the inventory valuation. However, the Company believes that, based on prior experience of managing and evaluating the recoverability of slow moving, excess, damaged and obsolete inventory in response to market conditions, including decreased sales in specific product lines, the Company’s established reserves are materially adequate. If actual market conditions and product sales prove to be less favorable than projected, however, additional inventory reserves may be necessary in future periods. At December 31, 2013 and 2012, the balance of the inventory reserve was approximately $1,965,000 and $1,279,000, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount for which the carrying amount of the asset exceeds its fair value as determined by an estimate of discounted future cash flows. See Note 5 with respect to a discussion of the annual impairment testing of all the Company’s intangible assets in 2013, including those with definite lives.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The Company tests goodwill (if any) for impairment on an annual basis as of its year end. Any goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting units below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference. In the fourth quarter of 2011, the Company recorded an impairment charge of $11.7 million related to goodwill (see Note 5 below for detail with respect to such impairment charge). This impairment charge comprised all of the Company’s goodwill.

Intangible assets with indefinite lives other than goodwill are tested annually for impairment and the appropriateness of the indefinite life classification, or more often if changes in circumstances indicate that the carrying amount may not be recoverable or the asset life may be finite. The Company’s intangible assets with indefinite lives consist of trademarks and trade names for each of Kids Line, Sassy, LaJobi and CoCaLo. In testing for impairment, if the carrying amount of such intangible assets exceeds the fair value of such assets, an impairment loss is recorded in the amount of the excess. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From Royalty Method. In the Company’s analysis for 2013 and 2012, it used a five-year projection period, which has been its prior practice, and projected a long-term growth rate for each business unit, as well as the assumed royalty rate that could be obtained by each such business unit from licensing out each intangible trade name. For 2013 and 2012, the Company kept its long-term growth rate at 2.5% for all of its business units. For 2013, the Company used assumed royalty rates of 3.0%, 4.5%, 2.0% and 5.0% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For 2012, the Company used assumed royalty rates of 3.0%, 3.5%, 2.0% and 5.5% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. The assumed royalty rate increased with respect to Sassy from the 2012 rate of 3.5%, as a result of projected increased profitability at this business unit. The assumed royalty rate decreased with respect to CoCaLo from the 2012 rate of 5.5%, as a result of decreased profitability at this business unit in 2013. The Company also slightly increased the discount rate to help mitigate risks inherent in any projections. As the carrying value of the Kids Line, LaJobi and CoCaLo trade names exceeded their respective fair values due to revised future cash flow projections resulting from meaningfully lower sales in 2013, the Company recorded impairments with respect thereto of $2.0 million, $1.8 million, and $1.3 million, respectively, for the three months ended December 31, 2013. As has been previously disclosed, the Company also recorded an impairment of approximately $4.0 million to the LaJobi trade name in the third quarter of 2013, for an aggregate impairment of $5.8 million to the LaJobi trade name for the year ended December 31, 2013. As the fair value of the Sassy trade name exceeded its carrying value, no impairment with respect thereto was recorded for the year ended December 31, 2013. As the fair value of all such trade names tested exceeded their carrying value, no impairments to intangible assets with indefinite lives were recorded for the year ended December 31, 2012.

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

Derivative Instruments

The Company from time to time used derivative financial instruments, primarily swaps, to hedge interest rate exposures. The Company accounted for its derivative instruments as either assets or liabilities and measured them at fair value. Derivatives that are not designated as hedges were adjusted to fair value through earnings.

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

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. The weight of negative factors and level of economic uncertainty in our current business supported the Company’s conclusion to take valuation allowances with respect to its deferred tax assets. Management will continue to periodically evaluate the valuation allowances and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods. See Note 10 of the Notes to the Consolidated Financial Statements for additional detail.

As of December 31, 2013, the Company has a valuation allowance of $85.5 million for its deferred tax assets, of which approximately $31.0 million consists of valuation allowances against its intangible assets, approximately $17.2 million consists of valuation allowances against foreign tax credit carry forwards, approximately $8.7 million consists of valuation allowances against capital loss carry forwards, approximately $16.7 million consists of valuation allowances against federal NOL carry forwards, approximately $3.0 million consists of valuation allowances against state NOL carry forwards, and approximately $8.9 million consists of valuation allowances against the remaining tax reserves and accruals. The Company has no significant deferred tax liabilities, and, as a result, there are no significant reversals accounted for in its analysis. In addition, the Company considered and concluded there was no tax planning strategies relevant in its analysis of deferred tax assets.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Fair Value of Financial Instruments

The Company has estimated that the carrying amount of cash and cash equivalents, accounts receivable, inventory, prepaid and other current assets, accounts payable and accrued expenses reflected in the consolidated financial statements equals or approximates their fair values because of the short-term maturity of those instruments. The carrying value of the Company’s short-term debt approximates fair value as the debt bears interest at a variable market rate.

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) under the two-class method is computed by dividing earnings (loss) allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining EPS, earnings (loss) are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include unvested restricted stock awards where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared. As a result of the foregoing, and in accordance with the applicable accounting standard, vested and unvested shares of restricted stock (to the extent outstanding) are also included in the calculation of basic earnings per share. With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting, in accordance with the applicable accounting standard, the Company does not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, upon settlement, such stock is included in the calculation of basic earnings per share. With respect to SARs and stock options, as the right to receive dividends or dividend equivalents is contingent upon vesting and exercise (with respect to SARs, to the extent they are settled in stock), in accordance with the applicable accounting standard, the Company does not include unexercised SARs or stock options in the calculation of basic earnings per share. To the extent such SARs and stock options have vested and are exercised (with respect to SARs, to the extent they are settled in stock), the stock received upon such exercise is included in the calculation of basic earnings per share.

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

The relevant FASB standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows. There was no excess tax benefit or tax deficiency recognized from share-based compensation for the years ended December 31, 2013 and 2012. There was a tax deficiency of $0.3 million recognized from share-based compensation costs for the year ended December 31, 2011.

Accumulated Other Comprehensive (Loss)

Comprehensive (loss) consists of net (loss) and other gains and losses that are not included in net (loss) income, but are recorded directly in the consolidated statements of shareholders’ equity, such as the unrealized gains and losses on the translation of the assets and liabilities of the Company’s foreign operations and gains or losses on any derivatives.

Subsequent Events

The Company has evaluated subsequent events prior to filing.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may materially impact its financial statements, and does not believe that there are any other new accounting pronouncements or changes in accounting pronouncements issued during the year ended December 31, 2013, that might have a material impact on the Company’s financial position, results of operations or cash flows.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Note 3 – Consolidation Plan and 3PL Agreement

The Company evaluated the long-term location of its distribution facilities to assess their effectiveness in servicing the Company’s customers, and determined to implement a consolidation plan (the “Consolidation Plan”), consisting of the transition to a single third-party logistics (“3PL”) company, the related closure (upon expiration of the applicable lease agreements) of its subsidiaries’ distribution centers in Cranbury, New Jersey; Southgate, California (closed in the first quarter of 2014); and Kentwood, Michigan, and the termination of certain existing 3PL agreements. Management authorized the Consolidation Plan as of November 13, 2013. The Consolidation Plan is expected to be completed during the third quarter of 2014.

As part of the Consolidation Plan, on November 13, 2013, KID entered into an Operating Services Agreement (the “3PL Agreement”) with National Distribution Centers, L.P., the warehousing and distribution division of NFI (“NFI”) for comprehensive 3PL services for the Company’s warehousing and distribution operations, based out of NFI’s distribution center in Chino, California. The initial term of the 3PL Agreement will continue through March 1, 2019, subject to customary early termination provisions, and the right by either party to terminate in the event that specified pricing assumptions materially change, and the parties are unable to agree upon an appropriate fee adjustment. The term of the 3PL Agreement will automatically renew for successive 12-month periods (up to an additional 5 years), unless either party provides written notice to the other party of its desire to terminate the 3PL Agreement at least 120 days prior to the end of the then current term.

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

Of the $1.5 million to be paid to NFI in start-up costs as described above, approximately $0.9 million was paid in installments over the course of the fourth quarter of 2013, and the remainder is anticipated to be paid during the first half of 2014. The Company recorded these payments as a prepaid expense and will amortize the payment over the term of the agreement. In addition to these start-up costs, the Company estimates that it will incur a total of approximately $1.7 million in cash expenditures in connection with the Consolidation Plan, consisting primarily of the following: one-time termination benefits of approximately $600,000; project management costs of approximately $600,000; moving costs of approximately $400,000; and retention bonuses of approximately $100,000. Approximately $1.1 million of the $1.7 million in anticipated cash expenditures described above was recognized as an expense in the fourth quarter of 2013 (as set forth in the table below), with the remainder expected to be expensed during the first half of 2014. In addition to the $0.9 million in start-up costs paid to NFI as described above, approximately $0.5 million of actual cash expenditures were paid during the fourth quarter of 2013, with the remainder currently anticipated to be paid during the first half of 2014.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Q4 2013 Aggregate NFI Payment for Start-up Costs (in thousands)

Total obligation to NFI	$1,500
Payments	(900)
Amount obligated to pay in first half of 2014	$600

Q4 2013 Aggregate Other Consolidation Plan Expense (in thousands)

	Termination Benefits	Other	Total
Provision	$687	$451	$1,138
Payment	—	$(451)	$(451)
Accrued at December 31, 2013	$687	—	$687

Note 4 – Sale of Gift Business and TRC Bankruptcy Settlement

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

On June 30, 2013, the Seller entered into an acquisition agreement (the “Agreement”) with Larsen and Bowman Holdings Ltd., a Limited Corporation organized under the laws of British Columbia (“Buyer”), for the sale by Seller to Buyer of the Retained IP. The purchase price for the Retained IP (which had no value on the Company’s books) was $1.25 million, payable by Buyer to Seller by promissory note (the “Note”). A $100,000 installment on the Note was paid on July 2, 2013, a payment of $655,000 was paid on July 31, 2013, and the remaining $500,000 is payable in specified installments over a four year period. The obligations of the Buyer under the Note are secured by the Retained IP pursuant to the terms of a Security Agreement dated June 30, 2013. The Company recorded a gain on the sale of $1.2 million during the second quarter of 2013 for this transaction.

Note 5 – Goodwill and Intangible Assets

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Changes in the carrying amount of goodwill during the year ended December 31, 2011 were as follows:

(in thousands)
Goodwill at December 31, 2010	$11,719
Impairment	(11,719)

Goodwill at December 31, 2011	0

Intangible Assets

As of December 31, 2013, and 2012, the components of intangible assets consisted of the following (in thousands):

	Weighted Average	December 31,	December 31,
	Amortization Period	2013	2012
Sassy trade name	Indefinite life	$5,400	$5,400
Kokopax trade name *	6 years	—	403
Kokopax customer relationships *	5 years	—	49
Kids Line customer relationships	20 years	6,165	6,583
Kids Line trade name	Indefinite life	3,320	5,300
LaJobi trade name	Indefinite life	2,950	8,700
LaJobi customer relationships	20 years	9,049	9,684
LaJobi royalty agreements	5 years	—	403
CoCaLo trade name	Indefinite life	4,530	5,800
CoCaLo customer relationships	20 years	1,805	1,934
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$33,250	$44,287

*	In late September of 2012, Sassy acquired substantially all of the operating assets of Kokopax, LLC, a developer and marketer of framed infant back carriers and related accessories, including sun hats and totes. Under the purchase method of accounting, the total purchase price for Kokopax has been assigned to the net tangible and intangible assets acquired based on their estimated fair values. Approximately $364,000 was assigned to certain intangible assets upon acquisition based on final valuations performed by the Company. See below for a discussion of the total impairment of the Kokopax trade name and customer relationships for the year ended December 31, 2013, and Note 18 for information on potential earnout consideration in connection with the purchase of the Kokopax assets.

On June 30, 2013, RB Trademark Holdco LLC (“Seller”), a wholly-owned subsidiary of the Company, entered into an acquisition agreement (the “Agreement”) with Larsen and Bowman Holdings Ltd., a Limited Corporation organized under the laws of British Columbia (“Buyer”), for the sale by Seller to Buyer of specified intellectual property, consisting generally of the “Russ” and “Applause” trademarks and trade names, and associated goodwill (collectively, the “IP”). The purchase price for the IP (which has no value on the Company’s books) was $1.25 million, payable by Buyer to Seller by promissory note (the “Note”). A $100,000 installment on the Note was paid on July 2, 2013, a payment of $655,000 was paid on July 31, 2013, and the remaining $500,000 is payable in specified installments over a four year period. The obligations of the Buyer under the Note are secured by the IP pursuant to the terms of a Security Agreement dated June 30, 2013. The Company recorded a gain on the sale of $1.2 million during the second quarter of 2013 for this transaction.

Aggregate amortization expense, was $1.6 million, $1.6 million, and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Estimated annual amortization expense is as follows (in thousands) for each of the fiscal years ending December 31:

2014	$1,182
2015	1,182
2016	1,182
2017	1,182
2018	1,182

In accordance with Accounting Standard Codification (ASC) Topic 350, indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). The Company’s other intangible assets with definite lives are amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. In accordance with applicable accounting standards, there were no triggering events warranting interim testing of any intangible assets during the quarter ended March 31, 2013, and no impairments of intangible assets (either definite-lived or indefinite-lived) were recorded during such period. Although the Company determined that indicators of impairment of its indefinite-lived intangible assets (consisting of trade names) existed during the second quarter of 2013 (as a result of softness in the business during such period) and conducted testing of all of the Company’s trade names as of June 30, 2013 in connection therewith, such interim testing demonstrated that no trade names were impaired as of June 30, 2013. No indicators of impairment existed with respect to intangible assets with definite lives during the second quarter of 2013.

Due to softness in much of its business during the third quarter of 2013, the Company again determined that indicators of impairment of certain of its indefinite-lived intangible assets existed, and as a result conducted testing of all of the Company’s trade names except the Sassy trade name (which had no indicators of impairment), as of September 30, 2013. Testing of trade names is based on whether the fair value of such trade names exceeds their carrying value. The Company determines fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method. In the Company’s September 30, 2013 analysis, it used a five-year projection period, which has been its prior practice. For the interim testing the Company concluded that it was appropriate to retain the assumed royalty rates used for its 2012 annual testing and revised growth rates. The fair value of the LaJobi trade name was determined to be lower than its carrying value due to revised future cash flow projections resulting from meaningfully lower sales to certain of its major customers. This resulted in an approximate $4.0 million impairment, which was recorded in cost of sales in the third quarter of 2013. No other indefinite-lived intangible assets were impaired during the third quarter of 2013. While Kids Line and CoCaLo sales also decreased during the third quarter of 2013, the fair value of their trade names continued to exceed their carrying value as of September 30, 2013.

In addition, during the third quarter of 2013, the Company determined that indicators of impairment certain of its definite-lived intangible assets existed, and as a result, conducted testing of the Company’s royalty agreements, customer lists and the Kokopax trade name and customer relationships. As a result of such testing, the fair value of the Kokopax trade name and customer relationships were determined to be lower than their respective carrying values due to revised undiscounted future cash flow projections resulting from lower than anticipated sales. This resulted in an approximate $0.2 million impairment (representing a full impairment of such intangibles), which was recorded in cost of sales in the third quarter of 2013. No other definite-lived intangible assets were impaired during the third quarter of 2013. While LaJobi, Kids Line and CoCaLo sales also decreased during the third quarter of 2013, the fair value of their royalty agreements, in the case of LaJobi, and their customer lists, in the case of Kids Line and CoCaLo, continued to exceed their carrying value as of September 30, 2013.

As part of our 2013 annual intangible asset impairment testing, we tested the non-amortizing intangible trade names recorded on our balance sheet as of December 31, 2013. In this analysis, the Company used a five-year projection period, which has been its prior practice, and projected the long-term growth rate of each of its four business units, as well as the assumed royalty rate that could be obtained by each such business unit by licensing out each intangible trade name. For the year-end 2013 testing, the Company kept its long-term growth rate at 2.5% for all of its business units, and used assumed royalty rates of 3.0%, 4.5%, 2.0% and 5.0% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For 2012, the Company used assumed royalty rates of 3.0%, 3.5%, 2.0% and 5.5% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. The assumed royalty rate increased with respect to Sassy from the 2012 rate of 3.5%, as a result of projected increased profitability at this business unit. The assumed royalty rate decreased with respect to CoCaLo from the 2012 rate of 5.5%, as a result of decreased profitability at this business unit in 2013. The Company also slightly increased the discount rate to help mitigate risks in any projections. As the carrying value of the Kids Line, LaJobi, and CoCaLo trade name exceeded their respective fair values due to revised future cash flow projections resulting from meaningfully lower sales for the year. The Company recorded an impairment with respect thereto of $2.0 million, $1.8 million, and $1.3 million, respectively, for the three months ended December 31, 2013. As described above, the Company also recorded an impairment of approximately $4.0 million to the LaJobi trade name in the third quarter of 2013, for an aggregate impairment of $5.8 million to the LaJobi trade name for the year ended December 31, 2013. As the fair value of the Sassy trade name exceeded its carrying value, no impairments to this intangible asset were recorded for the year ended December 31, 2013. No impairments were recorded with respect to intangible assets with definite lives in the fourth quarter of 2013.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

With respect to 2012, there were no triggering events warranting interim testing of intangible assets in the first or second quarter of 2012, and no impairments of intangible assets (either definite-lived or indefinite-lived) were recorded during either such period. Due to softness in the business during the third quarter of 2012, however, the Company determined that indicators of impairment of its indefinite-lived intangible assets (consisting of trade names) existed, and conducted testing of the Company’s trade names as of September 30, 2012 in connection therewith. Such interim testing demonstrated that no trade names were impaired as of September 30, 2012. All indefinite-lived intangible assets were tested for impairment in the fourth quarter of 2012, and no impairments were recorded in connection therewith. The company’s other intangible assets with definite lives (consisting of customer lists, the Kokopax trade name and LaJobi royalty agreements) are amortized over their estimated useful lives and are tested annually and on an interim basis if events or changes in circumstances indicate that an asset may be impaired. In testing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows anticipated from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized in an amount equal to the difference between the asset’s fair value and its carrying value. No impairment charges with respect to intangible assets with definite lives were recorded during 2012.

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

Note 6 – Financial Instruments

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

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Cash and cash equivalents, trade accounts receivable, inventory, income tax receivable, trade accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The Company has a note receivable (in connection with the sales of specified trademarks and trade names described in Note 5 above) with a face value of $500,000 which is reflected on the consolidated balance sheet in other long term assets at its present value of $453,000.

The carrying value of the Company’s borrowings under both the Tranche A Revolver and the Tranche A-1 Revolver (defined and described in Note 8) approximates fair value because interest rates applicable thereto are variable, based on prevailing market rates.

There were no material changes to the Company’s valuation techniques during the year ended December 31, 2013 compared to those used in prior periods.

Derivative Instruments

Until August 8, 2011, the Company was required by prior senior lenders to maintain in effect interest rate swap agreements that protected against potential fluctuations in interest rates with respect to a minimum of 50% of the outstanding amount of a prior term loan (such swap agreement was not terminated when it was no longer required by the Company’s then-senior lenders, but expired by its terms on December 21, 2011). The Company’s objective was to offset the variability of cash flows in the interest payments on a portion of the total outstanding variable rate debt. Until August 8, 2011, the Company applied hedge accounting treatment to such interest rate swap agreement based upon the criteria established by accounting guidance for derivative instruments and hedging activities, including designation of its derivatives as fair value hedges or cash flow hedges and assessment of hedge effectiveness. Following such date, as the requirement to maintain hedge agreements was no longer in effect, the Company discontinued hedge accounting for the interest rate swap agreement and from such date until its expiration accounted for such agreement as a non-qualifying derivative instrument. The Company records its derivatives in its consolidated balance sheets at fair value. The Company does not use derivative instruments for trading purposes.

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

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

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

Concentrations of Credit Risk

Customers who account for a significant percentage of the Company’s gross sales are shown in the table below:

	Year ended December 31,
	2013	2012	2011
Toys “R” Us, Inc. and Babies “R” Us, Inc.	34.8%	31.3%	39.8%
Walmart	19.4%	17.8%	12.7%
Target	7.2%	9.6%	8.8%

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

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land	$—	$690
Buildings	—	2,160
Machinery and equipment	9,534	7,783
Furniture and fixtures	1,100	1,846
Leasehold improvements	819	1,121

	11,453	13,600
Less: Accumulated depreciation and amortization	(7,896)	(8,119)

	$3,557	$5,481

Depreciation expense was approximately $1.3 million, $1.1 million, and $1.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Sassy Building Sale

As has been previously disclosed, on October 10, 2013 (the Effective Date”), Sassy entered into a Buy and Sell Agreement (the “Sassy Agreement”) with Ventra Grand Rapids 5, LLC, a Delaware corporation (“Buyer”), for the sale by Sassy to Buyer of the real property owned by Sassy and located at 2305 Breton Industrial Park Drive SE, Kentwood, Michigan, together with the buildings, fixtures and improvements thereon, as well as specified equipment and personal property (collectively, the “Premises”), for a cash purchase price of $1.5 million. A portion of the Premises (constituting warehouse space) was made available to the Buyer commencing October 14, 2013 pursuant to a short-term license until the closing was consummated. In connection with such closing, which was consummated on November 14, 2013, the Buyer and the Sassy (as tenant) entered into a lease with respect to a portion of the Premises (at an approximate total cost of $300,000, exclusive of any renewal periods). The lease consists of an office lease for a two-year term, with three one-year options to extend, provided that the Buyer may cancel the office lease after its first anniversary on 180 days’ prior notice, and a lease of warehouse space through May 31, 2014. The Company recorded a non-cash impairment of $0.8 million for the year ended December 31, 2013 related to this real property in selling general and administrative expense.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Note 8 – Debt

As is described in detail below under the caption “Amendment No. 4”, as a result of non-compliance by the Company with its financial covenants for specified periods, as well as other actual and potential events of default under the Credit Agreement, the Borrowers, Agent and Required Lenders thereunder executed a Waiver and Fourth Amendment to Credit Agreement (“Amendment No. 4”) dated as of April 8, 2014.

Current Credit Agreement

On December 21, 2012, the Company, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with the Company, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The obligations of the Borrowers under the Credit Agreement are joint and several. All of the Company’s indebtedness for borrowed money under the Credit Agreement is classified as short term debt. The Credit Agreement was amended on each of April 16, 2013, May 16, 2013, August 13, 2013, November 14, 2013, December 16, 2013, and April 8, 2014. The current provisions of the Credit Agreement (as amended) are provided immediately below. Each amendment to the Credit Agreement (including the reasons therefor) is described in detail in the following section captioned “Prior Financial Covenants and Amendments to Credit Agreement”.

The Credit Agreement currently provides for an aggregate maximum $60.0 million revolving credit facility, composed of: (i) a revolving $44.0 million tranche (the “Tranche A Revolver”), with a $5.0 million sublimit for letters of credit; and (ii) a $16.0 million first-in last-out tranche (the “Tranche A-1 Revolver”). Notwithstanding the foregoing, the Borrowers will be permitted (upon irrevocable notice to the Agent) to increase the maximum commitment under the Tranche A Revolver to $48.0 million, and maximum commitment under the Tranche A-1 Revolver to $17.0 million, provided that, among other things, applicable conditions to lending are satisfied, and prior to delivery of such notice, the Borrowers shall have delivered to the Agent an updated business plan demonstrating the need for such increase to the reasonable satisfaction of the Agent. The Borrowers may not request extensions of credit under the Tranche A Revolver unless they have borrowed the full amount available under the Tranche A-1 Revolver. Borrowers must cash collateralize all outstanding letters of credit.

At December 31, 2013, an aggregate of $53.1 million was borrowed under the Credit Agreement ($37.4 million under the Tranche A Revolver and $15.7 million under the Tranche A-1 Revolver). At December 31, 2012, an aggregate of $57.5 million was borrowed under the Credit Agreement ($38.8 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At December 31, 2013 and 2012, revolving loan availability was $4.9 million and $11.4 million, respectively.

Loans under the Credit Agreement currently bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 6.0% per annum with respect to the Tranche A Revolver and a margin of 13.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates may be increased by 3.50% per annum (however, such default rate has not applied with respect to any covenant default). The weighted average interest rates for the outstanding loans under the Credit Agreement as of each of December 31, 2013 and 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver (interest rate margins on each of the Tranche A Revolver and the Tranche A-1 Revolver were increased by 2% per annum as of April 1, 2014 pursuant to Amendment No. 4).

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The Borrowers may in their discretion terminate or permanently reduce the commitments under the Tranche A Revolver or the Tranche A-1 Revolver, provided that the Borrowers may not reduce the commitments under the Tranche A-1 Revolver to less than $15.0 million while commitments under the Tranche A Revolver remain outstanding, and if the commitments under the Tranche A Revolver are terminated or reduced to zero, the commitments under the Tranche A-1 Revolver will be automatically terminated. In the event of such permanent reduction (or in the event of any termination of the commitments prior to the Maturity Date), the Borrowers shall pay to the Agent for the benefit of the Lenders or as otherwise determined by the Agent, specified termination fees (ranging from 1.5% to 0.50% of the amount of the commitments so reduced or outstanding at the time of termination), depending on how long after December 21, 2012 such reduction or termination occurs, provided that the Borrowers may permanently reduce the commitments under the Tranche A-1 Revolver from time to time to no less than $15.0 million without the incurrence of any premium, penalty or fee, so long as no event of default has occurred and is continuing.

The Tranche A Revolver is subject to borrowing base limitations based on 95% of the face amount of specified eligible accounts receivable, net of reserves established in the reasonable discretion of the Agent, including dilution reserves; plus the lesser of: (x) 68% of eligible inventory stated at the lower of cost or market value (in accordance with the Borrowers’ accounting practices), net of reserves established in the reasonable discretion of the Agent; and (y) 100% of the appraised orderly liquidation value, net of costs and expenses, of eligible inventory stated at the lower of cost or market value, net of inventory reserves; minus an availability block of $3.5 million (increasing to $4.0 million, its original amount, four months after the effective date of Amendment No. 4), or if an event of default exists, such other amount established by the Agent; minus customary availability reserves (without duplication).

The Tranche A-1 Revolver is subject to borrowing base limitations based on the lesser of: (i) 50% of the fair market value (as determined by an independent appraiser engaged by the Agent from time to time) of specified registered eligible intellectual property, net of reserves established in the reasonable discretion of the Agent, and (ii) the aggregate commitments for the Tranche A-1 Revolver at such time; provided that availability under the Tranche A-1 Revolver is capped at 40% of the combined borrowing bases of the Tranche A Revolver and Tranche A-1 Revolver.

The Company is currently subject to the following financial covenants (the “New Financial Covenants”):

(a) the Loan Parties may not permit the Collateral Coverage Ratio (defined as the appraised value of eligible inventory, the net orderly liquidation value of eligible intellectual property, and the face amount of eligible receivables, minus reserves and the availability block, to total amounts outstanding under the Credit Agreement) for the trailing 30 day average, to be less than 1.0:1.0. This covenant shall be tested monthly, commencing April 30, 2014, and as of the last day of each month thereafter.

In addition, commencing with the month ending August 31, 2014:

(b) the Loan Parties may not permit the average daily Availability for any fiscal month, calculated under, or in accordance with, the Agent’s loan accounting system, to be more than fifteen percent (15%) less than the Availability projected for the last day of such month in the Business Plan most recently delivered to the Agent; and

(c) the Loan Parties may not permit gross sales for the trailing 3-month period, calculated as of the last day of each month, to be more than fifteen percent (15%) less than the gross sales projected for such period (ended as of the end of such month) in the Business Plan most recently delivered to the Agent.

Prior to the execution of the Amendment No. 4, the Company had been subject to the financial covenants set forth in clauses (b) and (c) above for each month commencing in November of 2013.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the New Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events, required compliance certificates, and certificates from the Company’s independent auditors. In addition, among other restrictions, the Loan Parties (the Borrowers and guarantors, if any) and their subsidiaries (other than specified inactive subsidiaries) are prohibited from: consummating a merger or other fundamental change; paying cash dividends or distributions; purchasing or redeeming stock (including under the Company’s stock purchase plan); incurring additional debt or allowing liens to exist on their assets; making acquisitions; disposing of assets; issuing equity and consummating other transactions outside of the ordinary course of business; making specified payments and investments; engaging in transactions with affiliates; amending material contracts to the extent such amendment would result in a default or event of default or would be materially adverse to the Lenders; paying Duty Amounts (defined under “Definitions Applicable to the Prior Financial Covenants” below); or paying any earnout consideration with respect to the Company’s 2008 purchase of the LaJobi assets (“LaJobi Earnout Consideration”), subject to limited specified exceptions, the more significant of which are described below.

To the extent the Company has sufficient availability under the Credit Agreement therefor, Duty Amounts and LaJobi Earnout Consideration may be paid either: (i) in accordance with the business plan required to be provided to the Agent for the relevant year, or (ii) otherwise, so long as no default or event of default is continuing or would result therefrom, and availability, both before and after giving effect to such payment, is at least $10.0 million.

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

The Credit Agreement also requires that the Borrowers provide the Agent with, among other things, an annual business plan containing specified monthly information and projections, monthly compliance certificates, and frequent and detailed financial, business and collateral reports. In addition, the Borrowers are required to provide, on the 7th business day of each month, a certified gross sales report indicating gross sales figures for the immediately preceding completed fiscal month.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

In order to secure the obligations of the Loan Parties under the Credit Agreement, each Borrower has pledged 100% of the equity interests of its domestic subsidiaries (other than inactive subsidiaries), including a pledge of the capital stock of each Borrower (other than the Company), as well as 65% of the equity interests of specified foreign subsidiaries, to the Agent, and has granted security interests to the Agent in substantially all of its personal property, all pursuant to a Security Agreement, dated as of December 21, 2012, by the Company and the other Borrowers and Loan Parties party thereto from time to time in favor of the Agent, as Collateral Agent. As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. had previously granted a mortgage for the benefit of the Agent and the Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan, however, this mortgage was released by the Agent upon the consummation of the sale of such property in November of 2013.

Prior Financial Covenants and Amendments to Credit Agreement (applicable definitions are set forth in “Definitions Applicable to the Prior Financial Covenants” below)

Amendment No. 1

Under the original terms of the Credit Agreement, the Company was subject to a monthly minimum Adjusted EBITDA covenant, based on a trailing twelve-month period ending on the applicable testing date, and a minimum quarterly consolidated Fixed Charge Coverage Ratio of 1.1:1.0 (the “Prior Financial Covenants”). The minimum monthly consolidated Adjusted EBITDA amounts required are described in detail in Note 4 of the Notes to Unaudited Consolidated Financial Statements of the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2013. On April 16, 2013 the Borrowers and the Agent executed a First Amendment to Credit Agreement (“Amendment No. 1”), to amend the definition of Adjusted EBITDA for purposes of determining compliance with the Prior Financial Covenants to include an additional add-back to net income for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the a deduction from outstanding amounts payable made by a large customer, up to a maximum aggregate amount of $600,000 (an “Excess Accrual”). In April 2013, the Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 1. As a result of the use of an Excess Accrual of $261,000 (recorded in the third quarter of 2013 in final settlement of this matter), the Borrowers accrued an additional $50,000 fee payable to the Lenders.

Amendment No. 2 and Letter Agreement

As of March 31, 2013, although the Company was in compliance with the Prior Financial Covenants, it believed that it would be unlikely to remain in compliance with the Adjusted EBITDA covenant for the month ended April 30, 2013 and, potentially, certain future monthly testing periods. Accordingly, the Borrowers and the Agent executed a Second Amendment to Credit Agreement (“Amendment No. 2”) on May 16, 2013, effective as of April 1, 2013. Pursuant to Amendment No. 2, among other things: (i) the Adjusted EBITDA covenant would be tested on a quarterly basis, unless and until specified trigger events described below occur; (ii) the minimum Adjusted EBITDA required was lowered for all remaining testing periods other than the trailing twelve-month period ending December 31, 2013; and (iii) the definition of Adjusted EBITDA was amended to increase the amount of certain permissible add-backs to net income in the calculation thereof. The minimum quarterly consolidated Adjusted EBITDA amounts required prior to the occurrence of the Trigger Event described below were as follows: $8.2 million for the trailing twelve-month period ending June 30, 2013; $10.9 million for the trailing twelve-month period ending September 30, 2013; and $14.338 million for the trailing twelve-month period ending December 31, 2013. The Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 2, and agreed to a four month increase in the Agent’s monthly monitoring fee (for an aggregate additional payment of $30,000).

Pursuant to Amendment No. 2, monthly testing of the Adjusted EBITDA covenant would resume if the Loan Parties failed to maintain: (x) average daily availability for a trailing two month period of $9.0 million, measured on each of July 1, 2013 and August 1, 2013, and $11.0 million, measured on the first day of each month commencing September 1, 2013; or (y) a ratio of operating expenses to gross profit, tested as of the last day of each month, commencing June 30, 2013, for the year-to-date period, of not more than 105% (either of such events, a “Trigger Event”). The Trigger Event pertaining to availability occurred as of July 1, 2013, requiring a reversion to monthly testing. Subsequent to the occurrence of the Trigger Event as of July 1, 2013, the minimum consolidated Adjusted EBITDA amounts for the trailing twelve-month period ending as of the end of each remaining month in 2013 were as follows: July 31, 2013: $9.0 million; August 31, 2013: $9.7 million; September 30, 2013: $10.9 million; October 31, 2013: $12.8 million; November 30, 2013: $14.3 million; and December 31, 2013: $14.338 million.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

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

Covenant Defaults and Amendment No. 3

As of September 30, 2013, the Company was not in compliance with the monthly consolidated Adjusted EBITDA covenant for the trailing twelve month period ended September 30, 2013, or the consolidated Fixed Charge Coverage Ratio covenant for the quarter ended September 30, 2013, and anticipated that it would not be in compliance with the Adjusted EBITDA covenant for the trailing twelve month period ended October 31, 2013 (the “Covenant Defaults”). As a result, the Credit Agreement was amended on November 14, 2013, via a Third Amendment to Credit Agreement and Limited Waiver (“Amendment No. 3”), among other things: (i) to waive the Covenant Defaults (and any default or event of default resulting therefrom); (ii) commencing with the month ending November 30, 2013, to eliminate the Adjusted EBITDA covenant and the Fixed Charge Coverage Ratio covenant, and replace them with the New Financial Covenants; (iii) to require delivery of a monthly gross sales report; and (iv) to accelerate the delivery date of the 2014 business plan (which with the consent of the Agent, was delivered on December 20, 2013).

Commitment Reduction

As originally executed, the Credit Agreement provided for an aggregate maximum $80.0 million revolving credit facility, composed of: (i) a $60.0 Tranche A Revolver, with a $5.0 million sublimit for letters of credit; and (ii) a $20.0 Tranche A-1 Revolver. As the Borrowers, the Agent and the Lenders agreed that it was in the interests of the parties to reduce the Aggregate Commitments under the Credit Agreement, effective as of December 16, 2013, they executed an Agreement Regarding Commitments (“Commitment Reduction”), pursuant to which: (i) maximum commitments under the Tranche A Revolver were reduced to $44.0 million, and (ii) maximum commitments under the Tranche A-1 Revolver were reduced to $16.0 million. The Agent and the Lenders waived the termination fee of approximately $300,000 that would otherwise have been applicable to such commitment reduction. Notwithstanding the foregoing, the Borrowers will be permitted (upon irrevocable notice to the Agent) to increase the maximum commitment under the Tranche A Revolver to $48.0 million, and maximum commitment under the Tranche A-1 Revolver to $17.0 million on the conditions described above. In connection with Commitment Reduction, the Company recorded a non-cash charge for the unamortized portion of deferred financing costs in the fourth quarter of 2013 in the approximate amount of $440,000 which was recorded in interest expense.

Amendment No. 4

The Company was not in compliance with the financial covenant pertaining to Availability under the Credit Agreement for the month ended February 28, 2014, the financial covenants pertaining to Availability and gross sales for the month ended March 31, 2014, or the covenant requiring the delivery of annual financial statements within 90 days of the end of 2013, accompanied by a report and opinion of its auditors without a going concern or other qualification or exception. In addition, trading of the Company’s common stock on the New York Stock Exchange was suspended as of March 31, 2014. The Company also anticipated that it may not be in compliance with both financial covenants for the month ended April 30, 2014. All of the foregoing, in addition to the Going Concern Events (as defined below), constituted (or may constitute) events of default under the Credit Agreement (collectively, the “Existing Events of Default”). The Company also anticipated that it would determine and disclose in its financial statements for 2013 that there is substantial doubt about its ability to continue as a going concern, and that a related explanatory paragraph would be included in the report and opinion of the Company’s auditors for such year, and that it would consider the existence of material weaknesses or significant deficiencies in its internal control over financial reporting for the year ended December 31, 2013 (the “Going Concern Events”). The Going Concern Events may also violate specified provisions of the Credit Agreement, and result in a failure of the conditions to lending thereunder.

In connection with the foregoing, the Borrowers, the Agent and the Required Lenders entered into Amendment No. 4, which waived the Existing Events of Default, and any event of default or failure of any condition to lending arising from the violation of specified provisions of the Credit Agreement resulting from the Going Concern Events or the failure of the Borrowers to make a payment under a material license and receipt of a related notice of breach (which breach has since been cured). In addition, among other things, compliance with each of the Availability and gross sales financial covenants was suspended until the month ending August 31, 2014, the availability block was reduced by $0.5 million (i.e., $3.5 million, instead of $4.0 million, will be subtracted from amounts otherwise available for borrowing to compute availability) for a period of four months, and the permitted transit period for in-transit inventory was increased (thereby increasing the amount of eligible inventory used to calculate availability) for a period of four months. In consideration of the foregoing, among other things, the Company is subject to a new monthly Collateral Coverage Ratio (the value, as defined in Amendment No. 4, of eligible inventory, intellectual property and trade receivables to total outstandings under the Credit Agreement) of 1.0:1.0, interest rate margins applicable to each of the Tranche A Revolver and the Tranche A-1 Revolver were increased by 2.0% per annum, and the Agent was granted specified KID board of directors observation and participation rights (in a non-voting capacity).

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Definitions Applicable to Prior Financial Covenants

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Note 9 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Payroll and incentive compensation	$2,161	$1,218
Customs duty	9,886	9,591
Royalties	1,908	2,897
LaJobi Earnout Consideration	11,719	11,719
CPSC Settlement Accrual	1,000	—
Other (a)	3,201	3,096

Total	$29,875	$28,521

(a)	No individual item exceeds five percent of current liabilities

Note 10 – Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.

The U.S. and foreign components of (loss) income from operations before income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$(32,402)	$(4,734)	$(40,337)
Foreign	3,500	(552)	201

	$(28,902)	$(5,286)	$(40,136)

Income tax provision (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current
Federal	$20	$(666)	$(1,426)
Foreign	340	127	198
State	15	(243)	35

Total Current	$375	$(782)	$(1,193)

Deferred
Federal	(251)	41,531	(390)
Foreign	(234)	80	21
State	38	7,985	72

Total Deferred	(447)	49,596	(297)

Total	$(72)	$48,814	$(1,490)

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2013 and December 31, 2012 was $85.5 million and $73.8 million, respectively. The Company has recorded valuation allowances on substantially all of its deferred tax assets, and the increase in the valuation allowance during the year ended December 31, 2013 of $11.7 million is due to the changes in the underlying deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company increased its valuation allowance in the amount of $50.3 million during the year ended December 31, 2012, as a result of the Company’s reduced estimates of current and future taxable income during the carry forward period, and the fact that it is in a three-year cumulative loss position. Management will continue to periodically evaluate the valuation allowance and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods. The valuation allowance increased by approximately $15.5 million in 2011 primarily related to a change in the valuation allowance against deferred tax assets for foreign tax credit carry-forwards of $12.0 million as a result of the Company’s then-current year net operating loss and scheduled expiration dates of the carry-forwards as well as a change in the valuation allowance against deferred tax assets for capital loss carry-forwards associated with the sale of the Company’s former gift business in light of the TRC bankruptcy in the amount of $3.6 million.

A reconciliation of the provision (benefit) for income taxes on operations with amounts computed at the statutory Federal rate (35%) is shown below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income tax (benefit) provision at U.S. Federal statutory rate	$(10,115)	$(1,850)	$(14,048)
State income tax, net of Federal tax benefit	34	5,032	70
Foreign rate differences	(1,123)	401	147
Change in federal valuation allowance affecting income tax expense	10,677	45,023	15,350
Change in unrecognized tax benefits	3	(334)	187
Foreign tax credits/dividends	188	3	(3,413)
Other, net	264	539	217

	$(72)	$48,814	$(1,490)

State income tax, net of Federal tax benefit, and Foreign rate differences for 2013 reflected above includes an increase of approximately $1.0 million and a decrease of approximately $0.8 million, respectively to the valuation allowance on the Company’s deferred tax assets. State income tax, net of Federal tax benefit, and Foreign rate differences for 2012 reflected above includes increases of approximately $5.1 million and $0.2 million, respectively to the valuation allowance on the Company’s deferred tax assets.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, are as follows (in thousands):

	December 31,
	2013	2012
Assets (Liabilities)
Deferred tax assets:
Inventories	$1,425	$972
Accruals / reserves	5,663	4,464
Capital loss carry forward	8,748	8,723
Foreign tax credit carry forward	17,202	17,192
Federal net operating loss carry forwards	16,688	4,810
State net operating loss carry forwards	3,045	1,731
Foreign net operating loss carry forwards	25	835
Intangible assets	31,103	34,097
Depreciation	60	46
Other	1,864	1,628

Gross deferred tax asset	85,823	74,498
Less: valuation allowance	(85,462)	(73,824)

Net deferred tax asset	361	674
Deferred tax liabilities:
Unrepatriated earnings of foreign subsidiaries	—	(320)
Depreciation	(183)	(146)
Intangible assets	(81)	(272)
Cumulative translation adjustment	(228)	(695)

Gross deferred tax liability	(492)	(1,433)

Total net deferred tax (liability) asset	$(131)	$(759)

Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of foreign subsidiaries’ undistributed earnings. At December 31, 2013 and 2012, the Company has recorded a deferred tax liability of $0.0 million and $0.3 million, respectively, related to the repatriation of its foreign subsidiaries’ undistributed earnings that are not treated as permanently reinvested. The Company has sufficient foreign tax credit carry forwards to offset this deferred tax liability.

The Company has federal net operating loss carry forwards of $47.7 million which expire in 2032-2033, state net operating loss carry forwards of $229.0 million which expire in 2018-2033, and foreign net operating loss carry forwards of $0.1 million which are indefinite in nature. The Company has foreign tax credits carry forwards of $17.2 million which expire in 2015-2022 and capital loss carry forwards of $22.8 million which expire in 2016-2018.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012
Balance at January 1	$395	$729
Increases related to prior year tax positions	19	38
Decreases related to prior year tax positions	—	(15)
Reductions due to lapsed statute of limitations	(16)	(357)

Balance at December 31	$398	$395

The above table includes interest and penalties of $93,000 as of December 31, 2013 and interest and penalties of $78,000 as of December 31, 2012. The Company has elected to record interest and penalties as an income tax expense, in accordance with applicable accounting standards. Included in the liability for unrecorded tax benefits as of December 31, 2013 is $398,000 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $355,000 within twelve months of December 31, 2013, and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.

The Company files federal and state income tax returns, as applicable, in the United States, Australia, the European Union, and the United Kingdom. The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for the applicable tax jurisdiction. For U.S. federal income tax purposes, all years prior to 2010 are closed. The Company was recently under examination by the Internal Revenue Service for the 2011 tax year. The examination commenced in the second quarter of 2013 and concluded in January 2014 with no assessment. In states and foreign jurisdictions, the years subsequent to 2009 remain open and are currently under examination or are subject to examination by the taxing authorities.

Note 11 – Weighted Average Common Shares

Earnings (loss) per share (“EPS”) under the two-class method is computed by dividing earnings (loss) allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining EPS, earnings (loss) are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include unvested restricted stock awards where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared. As a result of the foregoing, and in accordance with the applicable accounting standard, vested and unvested shares of restricted stock (to the extent outstanding) are also included in the calculation of basic earnings per share. With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting, in accordance with the applicable accounting standard, the Company does not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, upon settlement, such stock is included in the calculation of basic earnings per share. With respect to SARs and stock options, as the right to receive dividends or dividend equivalents is contingent upon vesting and exercise (with respect to SARs, to the extent they are settled in stock), in accordance with the applicable accounting standard, the Company does not include unexercised SARs or stock options in the calculation of basic earnings per share. To the extent such SARs and stock options have vested and are exercised (with respect to SARs, to the extent they are settled in stock), the stock received upon such exercise is included in the calculation of basic earnings per share.

The weighted average common shares outstanding included in the computation of basic and diluted net earnings (loss) per share are set forth below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding — Basic	21,940	21,829	21,671
Dilutive effect of common shares issuable upon exercise/settlement of stock options, RSUs and SARs	—	—	—

Weighted average common shares outstanding assuming dilution	21,940	21,829	21,671

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The computation of net loss per diluted common share for the years ended December 31, 2013, 2012, and 2011, excluded 1,071,498, 427,883, and 662,804 stock options (consisting of all outstanding options), respectively, because their inclusion would be anti-dilutive as a result of the net loss in 2013, 2012, and in 2011.

The computation of net loss per diluted common share for the years ended December 31, 2013, 2012, and 2011, excluded 1,719,812, 1,172,556, and 1,052,905 stock appreciation rights (“SARs”) (consisting of all outstanding SARs), respectively, because their inclusion would be anti-dilutive as a result of the net loss in 2013, 2012, and 2011.

Note 12 – Related Party Transactions

Effective September 12, 2012 through January 29, 2014, Renee Pepys Lowe was President of Kids Line and CoCaLo. During 2013 and 2012, CoCaLo contracted for warehousing and distribution services from a company that is managed by the spouse of Ms. Lowe. For the years ended December 31, 2013 and 2012, CoCaLo paid approximately $1.3 million and $2.9 million, respectively, to such company for these services.

From September 12, 2011 through March 13, 2013, Mr. Benaroya served as interim Executive Chairman and acting Chief Executive Officer of the Company pursuant to an agreement between the Company and RB, Inc., a Delaware corporation wholly-owned by Mr. Benaroya (the “Interim Agreement”), which provided for the full-time services of Mr. Benaroya for a fee of $100,000 per calendar month during its term. Notwithstanding the stated contractual amount, commencing as of September 2012, RB, Inc. advised the Company to reduce the fee to $75,000 per calendar month. Mr. Benaroya was not paid directors’ fees during the term of his engagement as interim Executive Chairman, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. The Interim Agreement was terminated on March 13, 2013, in connection with the appointment of Mr. Benaroya as President and Chief Executive Officer of the Company. The Company paid $225,000, $1,050,000 and $431,500 to RB, Inc. for the services of Mr. Benaroya pursuant to the Interim Agreement for each of the years ended December 31, 2013, 2012 and 2011, respectively.

Note 13 – Leases

At December 31, 2013, the Company and its subsidiaries were obligated under operating lease agreements (principally for buildings and other leased facilities) for remaining lease terms ranging from one year to five years.

Rent expense for the years ended December 31, 2013, 2012, and 2011 amounted to approximately $3.3 million, $3.5 million, and $3.5 million, respectively.

The approximate aggregate minimum future rental payments as of December 31, 2013 under operating leases are as follows (in thousands):

2014	$1,640
2015	1,330
2016	1,501
2017 2018	1,431 821
Thereafter	5,068

Total	$11,791

Note 14 – Share Repurchase Program

On November 8, 2011, the Board approved a share repurchase program. Under the share repurchase program, the Company is authorized to purchase up to $10.0 million of its outstanding shares of common stock (and in connection therewith, the Board terminated the repurchase program authorized in March of 1990 (the “1990 Program”). The purchases may be made from time to time on the open market or in negotiated transactions. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations as may be considered in the Company’s sole discretion, however, the Credit Agreement currently prohibits the Company from making purchases under this share repurchase program. The share repurchase program may be suspended or discontinued at any time without prior notice.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

During the twelve-month periods ended December 31, 2013, 2012, and 2011, KID did not repurchase any shares pursuant to the current share repurchase program, the 1990 Program or otherwise. The 1990 Program authorized KID to repurchase an aggregate of 7,000,000 shares of its common stock, and in connection therewith, a total of 5,643,284 shares had been repurchased in prior years. During the years ended December 31, 2013, 2012, and 2011, KID issued from treasury stock 242,120, 85,961, and 191,329 shares, respectively, that had been previously purchased under the 1990 Program.

Note 15 – Shareholders’ Equity

Equity Plans

As of December 31, 2013, the Company maintained (i) its 2013 Equity Incentive Plan (the “2013 EI Plan”), which is a successor to the Company’s 2008 Equity Incentive Plan (the “2008 EI Plan”), (ii) its 2008 EI Plan, which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with each of the 2008 EI Plan and the 2013 EI Plan, the “Plans”) and (iii) its 2009 Employee Stock Purchase Plan (the “2009 ESPP”). The 2013 EI Plan was approved by the Company’s shareholders on July 18, 2013. The 2008 EI Plan and the 2009 ESPP were each approved by the Company’s shareholders on July 10, 2008, however, the 2009 ESPP was suspended for the 2012 and 2013 plan years. In addition, the Company may (and has) issued equity awards outside of the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange, or if not so listed, on the principal over-the-counter market system (“OTC System”) on which the common stock is traded on the date of grant. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from zero to five years from the date of grant as provided in the relevant award agreement. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

The 2013 EI Plan provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights (“SARs”), (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the 2013 EI Plan may, as determined by the committee administering the 2013 EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the 2013 EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the 2013 EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. At inception, a total of 2,500,000 shares of Common Stock were reserved for issuance under the 2013 EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expired, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the 2013 EI Plan pursuant to a formula set forth therein. At December 31, 2013, 2,192,750 shares were available for issuance under the 2013 EI Plan.

The 2008 EI Plan, which became effective July 10, 2008 (at which time no further awards could be made under the 2004 Option Plan), provided for the same types of awards as are issuable under the 2013 EI Plan. All awards granted under the 2008 EI Plan were evidenced by a written agreement between the Company and each participant (which did not need to be identical with respect to each grant or participant) that provided the terms and conditions, not inconsistent with the requirements of the 2008 EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. A total of 1,500,000 shares of Common Stock were reserved for issuance under the 2008 EI Plan. Any Unissued Shares were in each case again available for awards under the 2008 EI Plan pursuant to a formula set forth therein. The preceding sentence also applied to any awards outstanding on July 10, 2008, under the 2004 Option Plan, up to a maximum of an additional 1,750,000 shares of Common Stock. No further awards could be made under the 2008 EI Plan as of July 10, 2013 as the 2008 EI Plan expired on that date.

As of December 31, 2013, an aggregate of 200,000 stock options and 597,015 SARs are outstanding that were granted as inducement awards outside any of the Plans. Of these non-Plan grants, the 200,000 stock options vested in full upon issuance, and if unexercised (unless terminated earlier) generally expire on March 15, 2023. 373,134 of the SARs vest ratably over a five year period (commencing on the first anniversary of the date of grant), and if unexercised (unless terminated earlier), expire on September 14, 2022. 179,105 of the SARs were forfeited on January 29, 2014, and the remaining 44,776 of the SARs will expire on April 29, 2014.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The 2009 ESPP became effective on January 1, 2009. A total of 200,000 shares of Common Stock were reserved for issuance under the 2009 ESPP. As noted above, the 2009 ESPP was suspended for the 2012 and 2013 plan years (and expired as of December 31, 2013), and any remaining shares available for issuance thereunder were deregistered in the second quarter of 2013.

Impact on Net (Loss)/Income

The components of share-based compensation expense for each of 2013, 2012, and 2011 follow (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock option expense	$415	$301	$823
Restricted stock expense	—	36	355
Restricted stock unit expense	166	215	193
SAR expense	671	543	627
ESPP expense	—	—	182

Total share-based payment expense	$1,252	$1,095	$2,180

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling, general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets during the years ended December 31, 2013, 2012, and 2011. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.

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

Stock Options

Stock options are rights to purchase KID’s Common Stock in the future at a predetermined per share exercise price (which is the closing price for such stock on the New York Stock Exchange, or if not so listed, on the principal OTC System on which the common stock is traded on the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Non-Qualified Stock Options (stock options which are not Incentive Stock Options). Stock options are accounted for at fair value at the date of grant in the consolidated statement of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets. No options will be exercisable later than ten (10) years after the date of grant. The options issued under the 2008 and 2013 EI Plans vest ratably over a period ranging from zero to five years and, unless terminated earlier, expire on the tenth anniversary of the date of grant.

There were 1,150,000 and 0 options granted during the years ended December 31, 2013 and 2012, respectively. Of the 1,150,000 options granted during the year ended December 31, 2013, 600,000 thereof represented cash SARs granted to the Company’s President and CEO on March 15, 2013, which were converted into stock options, on a one-for-one basis, on July 18, 2013 upon the approval of such conversion at KID’s 2013 Annual Meeting of Shareholders (with no change to the grant date, exercise price, vesting schedule, or other terms thereof). As a result, the 600,000 cash SARs were terminated, and the stock options which replaced them (the “Replacement Options”) are equity classified in the consolidated balance sheets as of July 18, 2013. Prior to such conversion, the 600,000 cash SARs were classified as a short-term liability on the consolidated balance sheets, and the fair value of this award was recalculated each quarter based upon its fair value at each balance sheet date. Separately, pursuant to the terms of a consulting agreement with Marc Goldfarb, our former Senior Vice President and General Counsel, notwithstanding the terms of such awards, any outstanding vested options held by him at the time of his resignation from the Company (effective August 14, 2013) will continue to be exercisable until 90 days following expiration of the term of such consulting agreement. All options granted to Mr. Goldfarb had fully vested prior to the time of such resignation. No incremental compensation cost resulted from the modification of Mr. Goldfarb’s options. There were no options exercised in the years ended December 31, 2013 and 2012, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The assumptions used to estimate the fair value of the stock options granted during the year ended December 31, 2013 were as follows (no stock options were granted during the years ended December 31, 2012 and 2011):

Year Ended December 31, 2013
Dividend yield	—%
Risk-free interest rate	0.78%
Volatility	73.6%
Expected term (years)	3.9
Weighted average fair value of stock options granted	$0.84

The foregoing table, as well as the remainder of the tables and discussion in this “Stock Options” section, includes the 600,000 Replacement Options described above.

As of December 31, 2013, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.6 million, and is expected to be recognized over a weighted-average period of 2.9 years.

Activity regarding outstanding options for 2013, 2012, and 2011 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2010	704,175	$13.53
Options Granted	—	—
Options Forfeited/Cancelled[2]	(257,200)	15.23

Options Outstanding as of December 31, 2011	446,975	12.55
Options Granted	—	—
Options Forfeited/Cancelled[2]	(31,400)	14.40

Options Outstanding as of December 31, 2012	415,575	12.41
Options Granted [1]	1,150,000	1.52
Options Forfeited/Cancelled [1,2]	(43,200)	15.91

Options Outstanding as of December 31, 2013	1,522,375	$4.08

Option price range at December 31, 2013	$1.51-34.05

[1]	Modifications of option grants are included on a net basis in the table
[2]	See disclosure below regarding forfeitures

The aggregate intrinsic value of the unvested and vested outstanding stock options was $0 at each of December 31, 2013, 2012, and 2011. The aggregate intrinsic value is the total pre-tax value of in-the-money options, which is the difference between the fair value at the measurement date and the exercise price of each option. There were no stock options exercised during, and 436,250, 59,920, and 154,200 stock options vested, for the years ended December 31, 2013, 2012, and 2011, respectively. The weighted average fair value of stock options vested for the years ended December 31, 2013, 2012, and 2011, was $439,969, $306,384, and $868,226, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The following table summarizes information about fixed-price stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/13	Contractual Life	Exercise Price	at 12/31/13	Exercise Price
$34.05	975	Less than .25 Year	$34.05	975	$34.05
13.05	10,000	1.25 Years	13.05	10,000	13.05
13.06	15,000	1.25 Years	13.06	15,000	13.06
11.52	20,000	2.00 Years	11.52	20,000	11.52
15.05	60,000	2.75 Years	15.05	60,000	15.05
14.90	10,000	3.5 Years	14.90	10,000	14.90
16.77	106,400	4 Years	16.77	106,400	16.77
7.28	75,000	4.5 Years	7.28	75,000	7.28
6.63	75,000	5.75 Years	6.63	60,000	6.63
1.57	150,000	9.5 Years	1.57	—	1.57
1.51	1,000,000	9.25 Years	1.51	406,250	1.51

	1,522,375		$4.08	763,625	$6.53

The weighted average remaining life of the outstanding options as of December 31, 2013, 2012, and 2011, is 7.9 years, 4.8 years, and 5.8 years, respectively.

A summary of the Company’s unvested stock options at December 31, 2013, and changes during 2013 is as follows:

Unvested stock options	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	45,000	$3.90
Granted	1,150,000	$0.84
Vested	(436,250)	$1.01
Forfeited/cancelled*	—	$—

Unvested options at December 31, 2013	758,750	$0.93

*	See disclosure below regarding forfeitures.

Restricted Stock

Restricted Stock is Common Stock that is subject to restrictions, including risks of forfeiture, determined by the Plan Committee in its sole discretion, for so long as such Common Stock remains subject to any such restrictions. A holder of restricted stock has all rights of a shareholder with respect to such stock, including the right to vote and to receive dividends thereon, except as otherwise provided in the award agreement relating to such award. Restricted Stock Awards are equity classified within the consolidated balance sheets. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of KID’s Common Stock on the New York Stock Exchange, or if not so listed, on the principal OTC System on which the common stock is traded on the date of grant.

During the years ended December 31, 2013, 2012, and 2011, there were no shares of restricted stock issued under the Plans or otherwise. Restricted stock grants, when made, typically have vesting periods of five years, with fair values (per share) at date of grant. Compensation expense is determined for the issuance of restricted stock by amortizing over the requisite service period, or the vesting period, the aggregate fair value of the restricted stock awarded based on the closing price of KID’s Common Stock on the date of grant.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

A summary of the Company’s unvested restricted stock for the years 2013, 2012, and 2011 is as follows:

Unvested Restricted Stock	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2010	29,270	$15.91
Granted	—	—
Vested	(23,970)	$16.09
Forfeited/cancelled*	(2,580)	$13.65

Unvested restricted stock at December 31, 2011	2,720	$16.43
Granted	—	—
Vested	(2,380)	$16.38
Forfeited/cancelled*	(340)	$16.77

Unvested restricted stock at December 31, 2012	—	$—
Granted	—	$—
Vested	—	$—
Forfeited/cancelled*	—	$—

Unvested restricted stock at December 31, 2013	—	$—

*	See disclosure below regarding forfeitures.

As of December 31, 2013, there was no unrecognized compensation cost related to issuances of restricted stock.

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

The fair value of each RSU grant is estimated on the grant date. The fair value of RSUs is set using the closing price of KID’s Common Stock on the New York Stock Exchange, or if not so listed, on the principal OTC System on which the common stock is traded on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The following table summarizes information about RSU activity:

		Weighted
	Restricted	Average
	Stock	Grant-Date
Unvested RSUs	Units	Fair Value
Unvested at December 31, 2010	174,730	$5.22
Granted	54,000	$5.80
Vested	(37,010)	$5.24
Forfeited/cancelled*	(43,160)	$5.04

Unvested at December 31, 2011	148,560	$5.47
Granted	127,250	$2.70
Vested	(33,590)	$5.22
Forfeited/cancelled*	(48,970)	$4.41

Unvested at December 31, 2012	193,250	$3.96
Granted	25,000	$1.54
Vested	(42,120)	$4.07
Forfeited/cancelled*	(46,430)	$3.63

Unvested at December 31, 2013	129,700	$3.58

*	See disclosure below regarding forfeitures.

As of December 31, 2013, there was approximately $0.3 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Appreciation Rights

A Stock Appreciation Right (a “SAR”) is a right to receive a payment in cash, Common Stock, or a combination thereof as determined by the Plan Committee (other than with respect to 600,000 cash SARs granted to our current President and CEO discussed below) in an amount or value equal to the excess of (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the 2008 and 2013 EI Plans vest ratably over a period ranging from zero to five years, and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are granted at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange, or if not so listed, on the principal OTC System on which the common stock is traded on the date of grant.

SARs are accounted for at fair value at the date of grant in the consolidated income statement, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets, with the exception of 600,000 cash SARs granted to the Company’s President and CEO (until their conversion to the Replacement Options as described above). There were 1,220,000, 975,015, and 182,500 SARs granted during the years ended December 31, 2013, 2012 and 2011, respectively. Of the 1,220,000 SARs granted during the year ended December 31, 2013, 600,000 thereof represented SARs granted to the Company’s President and CEO on March 15, 2013, which at the time of grant could be exercised solely for cash (the “Cash SARs”). The Cash SARs were converted into the Replacement Options, on a one-for-one basis, on July 18, 2013 upon the approval of such conversion at KID’s 2013 Annual Meeting of Shareholders (with no change to the grant date, exercise price, vesting schedule, or other terms thereof). As a result, the 600,000 Cash SARs were terminated, and the Replacement Options are equity classified in the consolidated balance sheets as of July 18, 2013. Prior to such conversion, the 600,000 Cash SARs were classified as a short-term liability on the consolidated balance sheets, and the fair value of this award was recalculated each quarter based upon its fair value at each balance sheet date. No incremental compensation cost resulted from the modification. In addition, pursuant to the terms of a consulting agreement with Marc Goldfarb, notwithstanding the terms of such awards, any outstanding vested SARs held by him at the time of his resignation will continue to be exercisable until 90 days following expiration of the term of such consulting agreement (unvested SARs were forfeited at the time of such resignation). Incremental compensation cost for the year ended December 31, 2013 of $11,000 resulted from the modification of Mr. Goldfarb’s SARs. There were no SARs exercised in 2013 or 2012. There were 176,043 SARs exercised in 2011, of which 1,100 were settled in cash.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The assumptions used to estimate the fair value of the SARs granted during the years ended December 31, 2013, 2012, and 2011 were as follows (excludes the 600,000 Cash SARs granted on March 15, 2013 which were converted to the Replacement Options on July 18, 2013):

	Year Ended December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Risk-free interest rate	1.37%	0.78%	1.39%
Volatility	91.0%	86.9%	89.5%
Expected term (years)	5.0	5.0	4.5
Weighted-average fair value of SARs granted	$1.08	$1.26	$3.98

The amount of SARs granted and cancelled in the following table excludes 600,000 Cash SARs granted on March 15, 2013 which were converted into the Replacement Options, on a one-for-one basis, on July 18, 2013. Activity regarding outstanding SARs for 2013, 2012, and 2011 is as follows:

	All Stock Appreciation Rights Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2010	1,111,513	$4.17
SARs Granted	182,500	$6.08
SARs Exercised	(176,043)	$1.44
SARs Forfeited/Cancelled[2]	(330,280)	$3.19

SARs Outstanding as of December 31, 2011	787,690	$5.63
SARs Granted	975,015	$1.87
SARs Exercised	—	$—
SARs Forfeited/Cancelled[2]	(241,320)	$4.67

SARs Outstanding as of December 31, 2012	1,521,385	$3.38
SARs Granted [1]	620,000	$1.54
SARs Exercised	—	$—
SARs Forfeited/Cancelled [1,2]	(313,370)	$3.84

SARs Outstanding as of December 31, 2013	1,828,015	$2.67

SARs price range at December 31, 2013	$1.34-8.50

[1]	Modifications of grants are included on a net basis in the table
[2]	See disclosure below regarding forfeitures

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The following table summarizes information about SARs outstanding at December 31, 2013:

	SARs Outstanding			SARs Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/13	Contractual Life	Exercise Price	at 12/31/13	Exercise Price
$6.43	48,000	4.75 Years	$6.43	48,000	$6.43
1.53	40,000	5.25 Years	1.53	40,000	1.53
5.34	10,000	5.50 Years	5.34	8,000	5.34
4.79	30,000	6.25 Years	4.79	18,000	4.79
5.03	90,250	6.25 Years	5.03	62,550	5.03
8.17	75,000	6.50 Years	8.17	45,000	8.17
7.35	15,000	6.50 Years	7.35	9,000	7.35
8.50	50,000	7.00 Years	8.50	—	—
4.65	20,000	7.50 Years	4.65	8,000	4.65
5.17	71,250	7.50 Years	5.17	28,500	5.17
3.65	12,000	7.50 Years	3.65	4,800	3.65
3.02	157,500	8.25 Years	3.02	35,700	3.02
1.41	57,000	8.50 Years	1.41	11,400	1.41
1.34	597,015	8.75 Years	1.34	119,402	1.34
1.51	50,000	9.25 Years	1.51	—	1.51
1.53	355,000	9.50 Years	1.53	—	1.53
1.57	150,000	9.50 Years	1.57	—	1.57

	1,828,015		$2.67	438,352	$3.95

The weighted average remaining life of the outstanding SARs as of December 31, 2013, 2012 and 2011 is 8.1, 8.6, and 8.2 years, respectively.

A summary of the Company’s unvested SARs at December 31, 2013, and changes during 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2012	1,265,645	$1.94
Granted	620,000	$1.08
Vested	(275,402)	$2.01
Forfeited*	(220,580)	$2.01

Unvested, December 31, 2013	1,389,663	$1.53

*	See disclosure below regarding forfeitures.

As of December 31, 2013, there was approximately $1.6 million of unrecognized compensation cost related to non-vested SARs. That cost is expected to be recognized over a weighted average period of 3.4 years.

The aggregate intrinsic value of the non-vested and vested outstanding SARs at December 31, 2013, 2012, and 2011, was $0, $136,348, and $81,500, respectively. The aggregate intrinsic value is the total pre-tax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. The weighted average fair value of SARs vested for the years ended December 31, 2013, 2012, and 2011, was $553,000, $413,000, and $634,000, respectively.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Option/SAR Forfeitures

All of the forfeited options/SARs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of non-vested and/or vested but unexercised options/SARs. Pursuant to the Company’s Plans, upon the termination of employment of a grantee, such grantee’s outstanding unexercised options/SARs are typically cancelled and deemed terminated as of the date of termination; provided, that if the termination is not for cause, all vested options/SARs generally remain outstanding for a period ranging from 30 to 90 days, and then expire to the extent not exercised. Notwithstanding the foregoing: (i) 44,700 vested options and 66,250 vested SARs will remain exercisable until 90 days following the expiration of the term of the consulting agreement of Marc S. Goldfarb, the Company’s former General Counsel; and (ii) with respect to the termination of the employment of Bruce G. Crain, the Company’s former CEO, as of September 12, 2011, an aggregate of 80,000 unvested options that would otherwise have been forfeited in connection with such termination were automatically vested in accordance with the terms of his employment agreement (and remained exercisable until December 11, 2011, and then terminated). The acceleration of Mr. Crain’s vesting resulted in acceleration of compensation expense.

Restricted Stock/RSU Forfeitures

All of the forfeited Restricted Stock and RSUs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested RSUs. Pursuant to the award agreements governing the Company’s Restricted Stock and RSUs, upon a grantee’s termination of employment, such grantee’s outstanding unvested RSUs are typically forfeited, except in the event of disability or death, in which case all restrictions lapse. Notwithstanding the foregoing, with respect to Mr. Crain’s termination of employment as of September 12, 2011, an aggregate of 21,250 unvested shares of restricted stock that would otherwise have been forfeited in connection with such termination were automatically vested in accordance with the terms of his employment agreement with the Company. The acceleration of Mr. Crain’s vesting resulted in acceleration of compensation expense.

2009 Employee Stock Purchase Plan

Under the 2009 ESPP (until its suspension for the 2012 and 2013 plan years), eligible employees were provided the opportunity to purchase KID’s common stock at a discount. Pursuant to the 2009 ESPP, options were granted to participants as of the first trading day of each plan year, which is the calendar year, and were exercised as of the last trading day of each plan year, to purchase from KID the number of shares of common stock that could have been purchased at the relevant purchase price with the aggregate amount contributed by each participant. In each plan year (through 2011), an eligible employee could elect to participate in the 2009 ESPP by filing a payroll deduction authorization form for up to 10% (in whole percentages) of his or her compensation. No employee had the right to purchase KID’s common stock under the 2009 ESPP that had a fair value in excess of $25,000 in any plan year or the right to purchase more than 25,000 shares in any plan year. The purchase price was the lesser of 85% of the closing market price of KID’s common stock on either the first trading day or the last trading day of the plan year. If an employee did not elect to exercise his or her option, the total amount credited to his or her account during that plan year was returned to such employee without interest, and his or her option expired. At December 31, 2012 and 2011, 6,663 shares remained available for future issuance under the 2009 ESPP. The Company has suspended the 2009 ESPP for fiscal years 2012 and 2013 (which expired by its terms on December 31, 2013), and deregistered such remaining shares in the second quarter of 2013.

The following table summarizes the exercise prices of options exercised under the 2009 ESPP for the 2011 plan year, and the aggregate number of shares purchased thereunder, is as follows:

Employee Stock Purchase Plan
2011
Exercise Price	$2.69
Shares Purchased	54,284

The fair value of each option granted under the 2009 ESPP for the 2011 plan year was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

Year Ended December 31, 2011
Dividend yield	0.0%
Risk-free interest rate	0.29%
Volatility	73.5%
Expected term (years)	1.0

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The risk-free interest rate is based on the U.S. Treasury yield with a term that is consistent with the expected life of the options. The expected life of options under each of the 2009 ESPP is one year, or the equivalent of the annual plan year.

Note 16 – 401(k) Plan

KID and its U.S. subsidiaries maintain 401(k) Plans to which employees may, up to certain prescribed limits, contribute a portion of their compensation, and a portion of these contributions is matched by the relevant employer (other than CoCaLo). The provision for contributions charged to operations for the years ended December 31, 2013, 2012, and 2011, was approximately $0.2 million, $0.3 million and $0.3 million, respectively.

Note 17 – Concentrations of Risk and Geographic Information

The following table represents net sales and assets of the Company by geographic area (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net domestic sales	$183,390	$220,245	$243,003
Net foreign sales (Australia and United Kingdom)**	4,765	9,241	9,607

Total net sales	$188,155	$229,486	$252,610

Domestic assets	$118,108	$137,645	$186,424
Foreign assets (Australia, United Kingdom and Asia)	2,148	3,249	6,422

Total assets	$120,256	$140,894	$192,846

**	Excludes export sales from the United States

Closure of U.K. Operations. In light of the unprofitability of Kids Line’s U.K. operations, the Company completed the wind-down of such operations in 2012.

The Company’s consolidated foreign sales from operations, including export sales from the United States, aggregated $17.6 million, $25.0 million, and $18.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

A measure of profit or loss and long lived assets for each of the last three fiscal years can be found in the Consolidated Statements of Operations and the Consolidated Balance Sheets, respectively.

The Company currently categorizes its sales in five product categories: Hard Good Basics, Soft Good Basics, Toys and Entertainment, Accessories and Décor, and Other. Hard Good Basics includes cribs and other nursery furniture, feeding products, baby gear and organizers. Soft Good Basics includes bedding, blankets and mattresses. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Hard Good Basics	34.0%	37.3%	35.5%
Soft Good Basics	33.6%	35.2%	38.3%
Toys and Entertainment	24.9%	17.9%	14.2%
Accessories and Décor	6.7%	8.4%	10.1%
Other	0.8%	1.2%	1.9%

Total	100.0%	100.0%	100.0%

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

During each of 2013, 2012, and 2011, approximately 73%, 74% and 74%, respectively, of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which generally provides a most favored nation rate of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company. In addition, certain categories of wooden bedroom furniture previously imported from the PRC by the Company’s LaJobi subsidiary were also subject to anti-dumping duties. See Note 18.

In 2013, 2012, and 2011, the suppliers accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 12%, 19%, and 24%, respectively, of such purchases and the five largest suppliers accounted for approximately 41%, 44%, and 48%, respectively, in the aggregate.

See Note 6 above for information regarding dependence on certain large customers.

Note 18 – Litigation, Commitments and Contingencies

(a) LaJobi Matters

As has been previously disclosed, the Company’s LaJobi subsidiary was selected by U.S. Customs and Border Protection (“U.S. Customs”) for a “Focused Assessment” of its import practices and procedures, which commenced in January 2011. In preparing for this “Focused Assessment,” the Company found certain potential issues with respect to LaJobi’s import practices and submitted a preliminary voluntary prior disclosure to U.S. Customs due to issues regarding customs duty paid on products imported into the U.S. Upon becoming aware of these issues, our Board initiated an investigation, which found instances at LaJobi in which incorrect anti-dumping duties were applied on certain wooden furniture imported from vendors in the PRC, resulting in a violation of anti-dumping laws. In connection therewith, in 2011, certain LaJobi employees, including Lawrence Bivona, LaJobi’s then-President, were terminated from employment.

In the fourth quarter of 2012, the Company completed LaJobi’s voluntary prior disclosure to U.S. Customs, including the Company’s final determination of amounts it believes are owed for all relevant periods. The Company estimates that LaJobi will owe an aggregate of approximately $7.0 million relating to anti-dumping duties (plus approximately $1.1 million in aggregate related interest) to U.S. Customs for the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through December 31, 2013, and the Company is fully accrued for all such amounts. The completed voluntary prior disclosure submitted to U.S. Customs in the fourth quarter of 2012 included proposed settlement amounts and proposed payment terms with respect to the anti-dumping duties owed by LaJobi (the “Settlement Submission”), as well as a payment of $0.3 million, to be credited against the amount that U.S. Customs determines is to be paid in satisfaction of LaJobi’s customs duty matters. Of the total amount accrued as of December 31, 2013, $0.2 million was recorded during the twelve months ended December 31, 2013 for anticipated interest expense. In connection with the previously-disclosed restatement of certain prior period financial statements (the “Restatement”), these amounts are recorded in the periods to which they relate.

As U.S. Customs has not yet responded to the Settlement Submission, it is possible that the actual amount of duties owed for the periods covered thereby will be higher than the amounts accrued by the Company and in any event, additional interest will continue to accrue until full payment is made. In addition, U.S. Customs may assess a penalty of up to 100% of the duty owed, and the Company may be subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. In a related matter, on August 19, 2011, the United States Attorney’s Office for the District of New Jersey (“USAO”) contacted Company counsel requesting information relating to LaJobi previously provided by the Company to U.S. Customs and the SEC (described below), as well as additional documents and information. Since that time, the Company has been cooperating, and intends to continue to cooperate, with the USAO on a voluntary basis. The Company is currently seeking to negotiate a global resolution of these issues with the USAO and U.S. Customs, however, there can be no assurance that these discussions will be successful. The Company is currently unable to predict the duration, the resources required or outcome of the Focused Assessment or the USAO investigation or these related global discussions, the nature of any sanction that may be imposed or the impact such investigations or resolution may have. In addition, there can be no assurance that we will not be subject to adverse publicity, or adverse customer, licensor or market reactions in connection with the resolution of these matters, which could have a material adverse effect on our business and financial condition. An unfavorable outcome in these matters may result in a default under certain license agreements that we maintain, and is likely to result in a default under our Credit Agreement and have a material adverse effect on our financial condition and results of operations. With respect to the actual amount of duties determined to be owed by LaJobi, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Promptly upon becoming aware of the issues relating to LaJobi’s customs practices and related misconduct, as described above, the Company voluntarily disclosed the findings of its internal investigation, as well as certain previously-disclosed Asia staffing matters, to the SEC on an informal basis. On June 20, 2011, the Company received a letter from the SEC indicating that the Staff was conducting an informal investigation and requesting that the Company provide certain documents on a voluntary basis. Subsequent thereto, the Company voluntarily disclosed to the SEC the existence of the Customs Review (described below) and related investigation. The Company believes that it has fully cooperated, and will continue to fully cooperate, with the SEC. The Company is currently unable to predict the duration, resources required or outcome of the investigation, possible sanctions or the impact such investigation may have on the Company’s financial condition or results of operations.

Prior to the Restatement, the Company had recorded the applicable anti-dumping duties anticipated to be owed by LaJobi (and related interest) in the quarter and year ended December 31, 2010, the period of discovery (the “Original Accrual”) and had recorded additional interest expense in subsequent quarterly periods. As a result of the Original Accrual and other factors, the Company concluded that no earnout consideration (“LaJobi Earnout Consideration”) (and no related finder’s fee) under the Asset Purchase Agreement relating to the Company’s 2008 purchase of the LaJobi assets (the “LaJobi Asset Purchase Agreement”) was payable. Accordingly, prior to the Restatement, the Company had not recorded any amounts related to the LaJobi Earnout Consideration in the Company’s financial statements. The Company had previously disclosed a potential earnout payment of approximately $12.0 to $15.0 million in the aggregate relating to its acquisitions of LaJobi and CoCaLo, substantially all of which was estimated to relate to LaJobi.

Because the Restatement resulted in the technical satisfaction of the formulaic provisions for the payment of a portion of the LaJobi Earnout Consideration under the LaJobi Asset Purchase Agreement, applicable accounting standards required that the Company record a liability in the amount of the formulaic calculation, without taking into consideration the Company’s affirmative defenses, counterclaims and third party claims in the arbitration. Accordingly, in connection with the Restatement, the Company recorded a liability in the approximate amount of $11.7 million for the year ended December 31, 2010 ($10.6 million relating to the LaJobi Earnout Consideration and $1.1 million in respect of a related finder’s fee), with an offset in equal amount to goodwill, all of which goodwill was impaired as of December 31, 2011.

As has been previously disclosed, the Company received letters on July 25, 2011 from counsel to Lawrence Bivona demanding payment of the LaJobi Earnout Consideration to Mr. Bivona in the amount of $15.0 million, alleging that Mr. Bivona’s termination by LaJobi “for cause” violated his employment agreement and demanding payment to Mr. Bivona of amounts purportedly due under his employment agreement. In December 2011, Mr. Bivona initiated an arbitration proceeding relating to these issues, as well as a claim for defamation, seeking damages in excess of $25.0 million. On February 22, 2012, the Company and LaJobi filed an answer to the complaint initiated by Mr. Bivona, in which they denied any liability, asserted defenses and counterclaims against Mr. Bivona, and asserted a third-party complaint against Mr. Bivona’s brother, Joseph Bivona, and the LaJobi seller. Post-hearing briefs were submitted and closing statements were made during the quarter ended June 30, 2013.

On March 6, 2014, an Interim Award was released by the arbitration panel (the “Panel”) in the arbitration proceeding initiated by Mr. Bivona. The Interim Award notes that both parties “are to some extent prevailing parties”, and states that until the Panel can make a final determination with respect to the amount of all damages and setoffs, no damages awarded will be payable by either party. The Panel stated that because U.S. Customs has not yet finally determined the amount of anti-dumping duties and/or penalties owed by KID or LaJobi, it is not possible to ascertain the precise amount of damages awarded to either side (as described below). The Panel retained jurisdiction to receive further evidence and award damages when U.S. Customs concludes its review and determines the duties and/or penalties owed. KID and LaJobi intend to submit further evidence in support of their damage award. The Interim Award had no effect on the Company’s results of operations for the fourth quarter of 2013 or the first quarter of 2014.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

The Panel, based on its finding that Mr. Bivona breached his fiduciary duty and breached his employment agreement on and after August 24, 2010, awarded damages to KID and LaJobi, including damages for the additional duties assessed for transactions on and after that date, and in addition, awarded KID and LaJobi $2.85 million for reasonable legal expenses and other costs (collectively, the “KB Award Amounts”). In reaching its determination, the Panel noted that as of August 24, 2010, Mr. Bivona “consciously ignored information that demanded further investigation, which would have led to discovery and cessation of the improper practice”, in breach of his fiduciary duty and his employment agreement. The Panel found in favor of Mr. Bivona with respect to: (i) his right to receive a portion of the LaJobi Earnout Consideration; (ii) his claim for indemnification with respect to reasonable attorney’s fees and expenses (in an amount to be determined at a subsequent proceeding) for KID’s failure to pay such LaJobi Earnout Consideration; and (iii) his claim that KID and LaJobi breached his employment agreement by improperly terminating him for “cause” (and awarded him $655,000), but stated that any recovery on these claims must be offset by the KB Award Amounts. The Panel denied Mr. Bivona’s claims for breach of fiduciary duty and punitive damages, and awarded him $1.00 on his defamation claim. The Panel denied KID’s and LaJobi’s counterclaims for breach of the LaJobi Asset Purchase Agreement (although a representation was determined to be breached, no damages were found) and fraudulent inducement. Except as described above, the parties will bear their own legal fees and costs.

The Panel determined that because U.S. Customs has not yet finally determined the amount of anti-dumping duties and/or penalties, it would not be possible to ascertain the amount of the LaJobi Earnout Consideration due to Mr. Bivona, or the precise amount of damages to KID and LaJobi resulting from Mr. Bivona’s breach of his fiduciary duty and employment agreement.

Any significant payment required by us to Mr. Bivona or U.S. Customs is likely to result in a default under the Credit Agreement and have a material adverse effect on our financial condition and results of operations.

See Note 8 for a description of the Company’s Credit Agreement, including a discussion of restrictions on the Company’s ability to pay Customs duties and any LaJobi earnout payment requirements, and the financial and other covenants applicable to the Company. Also see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”, and Item 1A — Risk Factors, including—“Inability to maintain compliance with the bank covenants”, “We are party to litigation and other matters that have and continue to be costly to defend and distracting to management, and if decided against us, are likely to have a material adverse effect on our business”, and “There can be no assurance that we will have sufficient liquidity to satisfy our cash obligations when required”.

(b) Consumer Product Safety Commission Staff Investigation

By letter dated July 26, 2012, the staff (the “CPSC Staff”) of the U.S. Consumer Product Safety Commission (“CPSC”) informed the Company that it has investigated whether LaJobi timely complied with certain reporting requirements of the Consumer Product Safety Act (the “CPSA”) with respect to various models of drop-side and wooden-slat cribs distributed by LaJobi and its predecessor company during the period commencing in 1999 through 2010, which cribs were recalled voluntarily by LaJobi during 2009 and 2010. The letter states that, unless LaJobi is able to resolve the matter with the CPSC Staff, the CPSC Staff intends to recommend to the CPSC that it seek the imposition of a substantial civil penalty for the alleged violations.

The Company disagrees with the position of the CPSC Staff, and believes that such position is unwarranted under the circumstances. As permitted by the notice, the Company provided the CPSC Staff with additional supplemental information in support of the Company’s position, including relevant factors in the Company’s favor that are required to be considered by the CPSC prior to the imposition of any civil penalty. The Company is currently working with the CPSC Staff regarding a possible resolution to the issue, and during the year ended December 31, 2013, the Company accrued $1.0 million with respect thereto. While settlement discussions are ongoing, it is possible that no settlement will be achieved, or that any settlement or other disposition of the matter will involve substantially higher amounts than the amount accrued or will be on terms that are less favorable to the Company.

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

(c) Customs Compliance Investigation (Non-LaJobi)

As has been previously disclosed, following the discovery of the matters described above with respect to LaJobi, our Board authorized a review of customs compliance practices at the Company’s non-LaJobi operating subsidiaries (the “Customs Review”). In connection with this review, instances were identified in which these subsidiaries filed incorrect entries and invoices with U.S. Customs as a result of, in the case of Kids Line, incorrect descriptions, classifications and valuations of certain products imported by Kids Line and, in the case of CoCaLo, incorrect classifications and valuations of certain products imported by CoCaLo. Promptly after becoming aware of these issues, the Company submitted voluntary prior disclosures to U.S. Customs identifying such issues and duties anticipated to be owed. The Board also authorized an investigation into these non-LaJobi customs matters, and did not discover evidence that would lead it to conclude that there was intentional misconduct on the part of Company personnel.

As of December 31, 2013, the Company estimates that it will incur aggregate costs of approximately $2.0 million relating to such customs duties (plus approximately $0.3 million in aggregate related interest), for the years ended 2006 through 2013, and the Company is fully accrued for all such amounts. Of the total amount accrued as of December 31, 2013, $0.1 million was recorded during the twelve months ended December 31, 2013 for anticipated interest expense. As a result of the Restatement, these amounts are recorded in the periods to which they relate. (The Company had initially recorded the applicable anticipated customs duty payment requirements (and related interest) in the three and nine months ended June 30, 2011 (the period of discovery), and recorded additional interest expense in the subsequent quarterly periods.)

In the fourth quarter of 2012 (upon completion of the Customs Review), the Company completed and submitted to U.S. Customs voluntary prior disclosures, which included the Company’s final determination of customs duty amounts it believes are owed by Kids Line and CoCaLo. The Kids Line submission included proposed payment terms for customs duties believed to be owed by Kids Line. As part of these settlement submissions in 2012, the Company included the following initial payments to U.S. Customs, to be credited against the amounts that U.S. Customs determines is to be paid in satisfaction of the Company’s customs duties matters: $0.2 million with respect to Kids Line customs duties and $0.3 million with respect to CoCaLo customs duties. With respect to CoCaLo, the Company’s payment represented the Company’s determination of all amounts it believes are owed by CoCaLo for the relevant periods, including interest.

As U.S. Customs has not yet responded to these settlement submissions, it is possible that the actual amount of duties owed for the relevant periods will be higher than the amounts accrued by the Company and in any event, additional interest will continue to accrue until full payment is made. In addition, U.S. Customs may assess a penalty of up to 100% of the duty owed, and the Company may be subject to additional fines, penalties or other measures from U.S. Customs or other governmental authorities. With respect to the actual amount determined by U.S. Customs to be owed, and any such additional fines, penalties or other measures, the Company cannot currently estimate the amount of the loss (or range of loss), if any. The Company remains committed to working closely with U.S. Customs to address issues relating to incorrect duties.

(d) Putative Class Action and Derivative Litigations

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

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

On September 26, 2011, the lead plaintiff filed an amended complaint, which was dismissed without prejudice on March 7, 2012. On May 7, 2012, the lead plaintiff filed a second amended complaint that named the Company, Bruce G. Crain (the Company’s former chief executive officer), Guy A. Paglinco (the Company’s former chief financial officer), and Raphael Benaroya (the Company’s then-Executive Chairman) as defendants. The second amended complaint repeated the same claims for relief and many of the allegations of the previous complaints in the action, but contained new allegations that, among other things, the Company and/or the other defendants issued materially false and misleading statements during the relevant time period regarding custom law violations and safety violations regarding certain of its products. The relief demanded and the class period were each the same as in the first amended complaint.

All of the defendants in the Putative Class Action filed motions to dismiss the second amended complaint on June 29, 2012. On October 17, 2012, the United States District Court for the District of New Jersey granted the defendants’ motion to dismiss such complaint with prejudice. On November 14, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit from the judgment of the U.S. District Court. Briefing of the appeal was fully submitted to the Court of Appeals on May 29, 2013. On October 8, 2013, the appeal was submitted to the Court of Appeals for decision. On November 15, 2013, the Court of Appeals issued a decision and order affirming the District Court’s dismissal of the case with prejudice and all deadlines to seek further review have expired without action by the plaintiff.

No amounts were accrued in connection with the Putative Class Action, although legal costs were expensed as incurred. As the Company has satisfied the deductible under its applicable insurance policy, the Company has been receiving reimbursement of substantially all of the legal costs incurred, which receivables are netted against the expense.

Putative Shareholder Derivative Action. On May 20, 2011, a putative stockholder derivative complaint was filed by the City of Roseville Employees’ Retirement System (“Roseville”) in the United States District Court of the District of New Jersey (the “Putative Derivative Action”), against Bruce Crain (the Company’s former chief executive officer), Guy Paglinco (the Company’s former chief financial officer), Marc Goldfarb (the Company’s former general counsel), each then-member of the Company’s Board, and John Schaefer, a former member of the Company’s Board (collectively, the “Defendants”). In addition, the Company was named as a nominal defendant.

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

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

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

(e) Wages and Hours Putative Class Action

On November 3, 2011, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles, encaptioned Guadalupe Navarro v. Kids Line, LLC (the “Wages and Hours Action”). One plaintiff brought the Wages and Hours Action on behalf of a putative class for damages and equitable relief for: (i) failure to pay minimum, contractual and/or overtime wages (including for former employees with respect to their final wages), and failure to provide adequate meal breaks, in each case based on defendant’s time tracking system and automatic deduction and related policies; (ii) statutory penalties for failure to provide accurate wage statements; (iii) waiting time penalties in the form of continuation wages for failure to timely pay terminated employees; and (iv) penalties under the Private Attorneys General Act (PAGA). The plaintiff sought wages for all hours worked, overtime wages for all overtime worked, statutory penalties under Labor Code Section 226(e), and Labor Code Section 203, restitution for unfair competition under Business and Professions Code Section 17203 of all monies owed, compensation for missed meal breaks, and injunctive relief. The complaint also sought unspecified liquidated and other damages, statutory penalties, reasonable attorney’s fees, costs of suit, interest, and such other relief as the court deems just and proper. Although the total amount claimed was not set forth in the complaint, the complaint asserted that the plaintiff and the class members were not seeking more than $4.9 million in damages at that time (with a statement that plaintiff would amend his complaint in the event that the plaintiff and class members’ claims exceed $4.9 million).

On January 30, 2013, the Court denied plaintiff’s motion for class certification with respect to two of the proposed classes and continued for further briefing the motion for class certification with respect to the remaining proposed classes. During the quarter ended June 30, 2013, the Company reached an agreement in principle with counsel for the plaintiff on behalf of the purported classes to settle the litigation for $350,000, and during the quarter ended June 30, 2013 the Company accrued such amount. The Court has preliminarily approved the settlement, with the final approval hearing set for September 3, 2014. As the settlement has not yet been finally approved by the Court, there can be no assurance that the disposition of the litigation will not be in excess of amounts accrued or on terms less favorable to the Company than the agreed settlement.

(f) Other

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

(g) Kokopax Earnout

As partial consideration for the purchase of the Kokopax® assets (described in Note 5), Sassy has agreed to pay to the seller of such assets, on a quarterly basis (when and if applicable), an amount equal to 10% of net sales achieved in respect of Kokopax products (commencing July 3, 2012) in excess of the first $2.0 million of such net sales until the earlier of: (i) March 31, 2015, and (ii) the date that such Kokopax net sales equal at least $10.0 million (the “Additional Consideration”); provided, that the aggregate amount paid in respect of the Additional Consideration (including an advance of $200,000 accrued by Sassy at closing) shall not exceed $1.0 million. The Company did not pay any amounts in connection with the foregoing during the twelve months ended December 31, 2013 and based on current projections the Company does not anticipate making any payments in the future.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

(h) Purchase Commitments

The Company has approximately $24.6 million in outstanding purchase commitments at December 31, 2013, consisting primarily of purchase orders for inventory.

(i) License and Distribution Agreements

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Although the Company does not believe its business is dependent on any single license, the LaJobi Graco® license (which expires on March 31, 2015, subject to renewals and certain early termination rights commencing April 1, 2014) and the Kids Line Carter’s® license (which expires on December 31, 2014) are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for the twelve months ended December 31, 2013 and 2012. In addition, the LaJobi Serta® license (which expires on December 31, 2018, subject to renewals) is material to and accounted for a significant percentage of the net revenues of LaJobi. In November 2013, Kids Line signed a new license agreement with Disney®(which expires on December 31, 2014 and which replaced a license agreement that expired on December 31, 2013), which is material to and accounted for a significant percentage of the net revenues of Kids Line for the twelve months ended December 31, 2013 and 2012. The Sassy Carters® license (which expires on December 31, 2014) and the Sassy Garanimals® license (which expires on December 31, 2014) are each material to and accounted for a significant percentage of the net revenues of Sassy, in each case for the twelve months ended December 31, 2013 and 2012. While historically the Company has been able to renew the license agreements that it wishes to continue on terms acceptable to it, there can be no assurance that this will be the case, and the loss of any of the foregoing and/or other significant license agreements could have a material adverse effect on the Company’s results of operations. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The aggregate amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $20.8million, of which approximately $10.9 million remained unpaid at December 31, 2013. Royalty expense for the twelve months ended December 31, 2013, 2012 and 2011was $9.5 million, $9.3 million and $8.9 million, respectively.

With respect to Items (a) through (e) above, the outcome of such matters (individually or in the aggregate) could materially and adversely affect the Company’s ability to maintain compliance with its financial covenants under its amended Credit Agreement, its financial position and/or its liquidity. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources.”

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

Note 19 – Quarterly Financial Information (Unaudited)

The following quarterly financial data for the four quarters ended December 31, 2013 and 2012, was derived from unaudited financial statements and includes all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods presented.

The quarter ended September 30, 2013 and December 31, 2013 include non-cash impairment of intangibles of $4.2 million and $5.0 million, respectively.

The quarters ended December 31, 2012 and September 30, 2012 include non-cash increases in valuation allowance for deferred tax assets of $5.3 million and $45.0 million, respectively.

	For Quarters Ended
2013	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$51,439	$44,093	$46,685	$45,938
Gross profit	14,392	11,075	6,819	4,272
Income (loss) from operations	574	(3,625)	(7,977)	(13,641)
Net (loss) income	(983)	(3,427)	(9,470)	(14,950)

Basic (Loss) Earnings per Common Share	$(0.04)	$(0.16)	$(0.43)	$(0.68)

Diluted (Loss) Earnings per Common Share	$(0.04)	$(0.16)	$(0.43)	$(0.68)

	For Quarters Ended
2012	March 31	June 30	September 30	December 31
	(Dollars in Thousands, Except Per Share Data)
Net sales	$55,228	$55,470	$60,909	$57,879
Gross profit	15,209	14,359	14,438	13,783
Income (loss) from operations	(655)	873	1,054	(395)
Net (loss) income	$(803)	$209	$(49,562)	$(3,944)

Basic (Loss) Earnings per Common Share	$(0.04)	$0.01	$(2.27)	$(0.18)

Diluted (Loss) Earnings per Common Share	$(0.04)	$0.01	$(2.27)	$(0.18)

Earnings per share are computed independently for each of the quarters presented and the cumulative amount may not agree to annual amount.

NOTE 20 – COMMON STOCK PURCHASE

On August 30, 2013, the Company sold 200,000 treasury shares to our President and Chief Executive Officer pursuant to the terms of his employment agreement with the Company at a price of $1.25 per share, representing the fair market value of our common stock at the time of such sale. These shares were originally repurchased by the Company at a weighted average cost of $19.54 per share, representing fair market value at the time of such repurchase. The difference between the fair market value at the time of sale to our President and Chief Executive Officer and the cost of the common stock at the time of the Company’s repurchase was recorded as a charge to Retained Earnings in the approximate amount of $3.7 million during the year ended December 31, 2013.

KID BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011 (CONTINUED)

NOTE 21 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of our current operational expectations, the limited availability anticipated under the Credit Agreement (notwithstanding the execution of Amendment No. 4), and the uncertainty as to the amount and timing of payments that we will be required to make to U.S. Customs and/or other governmental authorities in respect of pending Customs duty matters, to satisfy any obligations resulting from the arbitration with Mr. Bivona, and/or to the CPSC in respect of its pending investigation, in each case when such matters are finalized, there can be no assurance that we will be in compliance with the financial covenants or will be able to borrow under the Credit Agreement at the time a final determination with respect to such matters is made, or whether any payment requirements pursuant to such matters will result in a default or inability to borrow under such credit agreement. In addition, there can be no assurance that we will have sufficient liquidity to satisfy these or our ordinary course working capital requirements. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying consolidated financial statements.

In response to these uncertainties: (i) we have initiated a review of strategic and financing alternatives, including the retention of financial advisors to explore options and investment structures available to increase the Company’s liquidity (described under “Recent Developments” above); (ii) we will continue to use all reasonable efforts to further increase Availability under the Credit Agreement by reducing levels of ineligible items; (iii) as part of our Settlement Submissions to U.S. Customs, we proposed settlement amounts and payment terms; (iv) we are seeking to negotiate a global settlement including payment terms with U.S. Customs and the USAO; (v) we have proposed settlement amounts and payments terms to the CPSC; and (vi) we intend to continue to reduce operating and administrative costs, continue to consolidate back office functions, and liquidate excess inventory, all of which we believe will help us to more effectively manage our liquidity in the near term. We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Even if such actions are successfully implemented, our liquidity plan could result in limiting certain operational and strategic initiatives that were designed to grow our business over the long term. In addition, our Credit Agreement requires us to maintain a 1.0:1.0 Collateral Coverage Ratio, and as of August 31, 2014, minimum Availability and gross sales levels, as further described in Note 8 to the Notes to Consolidated Financial Statements, which we could have difficulty meeting to the extent that our plans are unsuccessfully implemented or for a number of additional reasons that are outside of our control, including but not limited to, the loss of key customers or suppliers. As described above, any covenant violation or other default under our credit agreement could cause us to be unable to continue as a going concern.

At December 31, 2013 our revolving loan availability was $4.9 million, and such availability is currently expected to remain very tight for the remainder of 2014. Management believes that the execution of Amendment No. 4 and actions presently being taken to increase liquidity may provide an opportunity for the Company to continue as a going concern. However, our liquidity is highly dependent on the amount and timing of any required payments (described above), our ability to remain in compliance with the Credit Agreement, and our ability to increase our availability thereunder or otherwise increase capital resources available to us. Without a sufficient increase in availability under our credit agreement (notwithstanding the April 2014 amendment thereto) or an increase in liquidity resulting from operations or as a result of an action or transaction arising out of our review of strategic and financing alternatives described herein, there can be no assurance that we will be able to satisfy our ordinary course cash requirements for the one-year period subsequent to the issuance of our audited financial statements for 2013, or any payments that we will be required to make to U.S. Customs, other governmental authorities, Mr. Bivona, and/or the CPSC, when such matters are finalized. LaJobi’s issues with U.S. Customs, the USAO and the SEC, as well as the arbitration with Mr. Bivona and the pending investigation of the CPSC have continued over a period of several years. The Company believes that the lack of finality, and consequent uncertainty stemming from these issues, has (and continues to) hinder the Company in its efforts to raise additional capital.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2013. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013, as a result of the material weaknesses described below.

Notwithstanding the existence of these material weakness in internal control over financial reporting, we believe that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s consolidated financial condition, and consolidated results of its operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles (GAAP).

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, management evaluated the effectiveness, as of December 31, 2013, of the Company’s internal control over financial reporting. In making this evaluation, management used the framework set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the COSO Framework, and as a result of the material weaknesses described below, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financing reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified by management:

The Company did not maintain effective controls over financial forecasting which required a material adjustment to the valuation of its indefinite-lived intangible assets.

As a result of the aggregation of several deficiencies, including significant deficiencies related to LaJobi’s financial close process, we did not maintain an effective control environment at our LaJobi subsidiary. The specific deficiencies contributing to this material weakness related to: (a) inadequate revenue cut-off controls and procedures where revenue recognition controls were not enforced and shipments were not timely or accurately recorded in the correct accounting period; and (b) inadequate timing and cut-off procedures with respect to accounting for in-transit inventory. Although compensating corporate finance management review controls were in place, they were not designed and documented at such a precision level to detect, identify or correct a material misstatement in relevant accounts and assertions to mitigate the identified control deficiencies.

These material weaknesses did not result in any misstatements in the Company’s audited annual financial statements, but did require an adjustment during the 2013 annual audit with respect to the magnitude of impairment of specified indefinite-lived intangible assets to our preliminary 2013 consolidated financial statements. As a result of these material weaknesses, there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Management’s Planned Remediation Actions to Address Material Weaknesses

To address these material weaknesses, we have initiated the implementation of the following remedial actions:

Evaluation of the Valuation of Indefinite-lived Intangible Assets

•	Increase the level of documentation with respect to the assumptions used in the underlying forecast supporting the annual impairment assessment and increase the level of review performed with respect to the reasonableness of certain key assumptions used in the underlying forecast supporting the impairment analysis

•	Develop additional procedures in financial reporting areas affected by projected financial information to ensure accurate forecasting and adequate sharing of information relevant to the forecast between accounting, sales and operating departments

Internal Control Environment at LaJobi

•	Consolidate the various control and finance processes related to the financial close process at LaJobi with the corporate finance organization under the management of the Executive Director – Finance and Accounting

•	Reinforce the financial close processes and procedures including responsibilities and due dates, including pertaining to the “close-the-books” process, invoicing reports and cut-off controls for shipments and receipts

•	Commence utilization of a closing checklist to ensure all procedures are performed and appropriate reviews are completed on a timely basis each quarter and year-end period.

•	Design and document the compensating corporate finance management review controls that are relied upon to detect material financial misstatements.

The identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. We expect that the remediation of the material weaknesses will be completed prior to the close of the second quarter, however, there can be no assurance that we will successfully remediate the material weaknesses within our anticipated timeframe.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 under Items 401 and 405 of Regulation S-K of the Exchange Act (other than with respect to executive officers), appears under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, respectively, of the 2014 Proxy Statement, which are each incorporated herein by reference. Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Audit Committee

The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a) 58(A) of the Exchange Act. The Audit Committee currently consists of Salvatore Salibello (Chair), Frederick J. Horowitz, and Jan Loeb.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 under Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K of the Exchange Act appears under the caption “EXECUTIVE COMPENSATION” of the 2014 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 under Item 403 of Regulation S-K of the Exchange Act appears under the captions “SECURITY OWNERSHIP OF MANAGEMENT” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” of the 2014 Proxy Statement, which are each incorporated herein by reference thereto.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2013, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Number of
securities
	Number of			remaining available
	securities to be		Weighted-average	for future issuance
	issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding
	options, warrants		options, warrants	securities reflected
	and rights		and rights	in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	2,553,375	(2)	$3.92	2,192,750	(3)
Equity compensation plans not approved by security holders	797,015	(4)(5)	1.38	—

Total	3,350,390		$3.31	2,192,750

(1)	The plans are the Company’s (i) 2013 Equity Incentive Plan (“2013 EI Plan”); (ii) 2008 Equity Incentive Plan (the “2008 EI Plan”); and (iii) 2004 Stock Option, Restricted and Non-Restricted Stock Plan (“2004 Option Plan”, and together with each of the 2008 EI Plan and the 2013 EI Plan, the “Plans”). The Company’s 2009 Employee Stock Purchase Plan was suspended during 2012 and 2013, and expired by its terms on December 31, 2013.
(2)	Includes securities to be issued upon the exercise of stock options issued under the Plans, and, to the extent settled in common stock, upon the exercise of stock appreciation rights (“SARs”) issued under the Plans (such SARs may be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion), in each case outstanding as of December 31, 2013. Excludes 645,000 SARs granted under the 2013 EI Plan after December 31, 2013, and includes 213,705 SARs forfeited/cancelled after December 31, 2013. Includes 975 stock options that were forfeited/cancelled after December 31, 2013. Excludes a total of: (i) 129,700 Restricted Stock Units (“RSUs”) outstanding as of December 31, 2013; and (ii) 11,600 RSUs forfeited/cancelled after December 31, 2013, which in each case are not subject to an exercise price (and with respect to RSUs, may also be settled in stock, cash, or a combination of both as determined by the Compensation Committee in its sole discretion).
(3)	The 2013 EI Plan was approved by the Company’s shareholders and became effective on July 18, 2013 (no further shares could be issued under the 2008 EI Plan as of July 10, 2013). At inception, a total of 2,500,000 shares of Common Stock were reserved for issuance under the 2013 EI Plan. A total of 2,192,750 shares of Common Stock remained available as of December 31, 2013 for awards under the 2013 EI Plan (which awards may be in the form of stock options, stock appreciation rights, restricted stock, stock units, non-restricted stock, dividend equivalent rights or any combination of the foregoing). Note that in connection with the grant of a stock option or other award (other than a full value award, as defined in the 2013 EI Plan), the number of shares of Common Stock available for issuance under the 2013 EI Plan will be reduced by the number of shares in respect of which such option or other than full-value award is granted or denominated. If full value awards are granted, each full value award will reduce the total number of shares available for issuance under the 2013 EI Plan by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award is granted. In the event all or a portion of an award is forfeited, terminated or cancelled, expires, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the 2013 EI Plan, provided that to the extent any such expired, canceled, forfeited, or otherwise terminated award (or portion thereof) was a full value award, the number of shares of Common Stock that may again be the subject of options or other awards granted under the 2013 EI Plan shall increase by 1.45 shares of Common Stock for each share of Common Stock in respect of which such full value award was granted. Includes 645,000 SARs granted under the 2013 EI Plan after December 31, 2013.

(4)	Consists of the inducement award described in footnote (5) below and an inducement grant outside of the Company’s 2008 EI Plan of 373,134 SARs to Kerry Carr, the Company’s Executive Vice President and Chief Operating Officer, and 223,881 SARs to Renee Pepys Lowe, the President of Kids Line and CoCaLo, each with an exercise price of $1.34 per share (collectively, the “SARs”). The SARs may be settled in cash, common stock, or a combination of both, in the sole discretion of the Compensation Committee of the Board, and are generally exercisable for a period of ten years from the date of grant. The SARs vest at a rate of 20% per year commencing on the first anniversary of the date of grant. In the event of disability or death of Ms. Carr or Ms. Pepys Lowe, as applicable, while in the employ of the Company, all unexercised SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If Ms. Carr or Ms. Pepys Lowe, as applicable, retires, vested unexercised SARs may be exercised within one year of such retirement or the remaining term of the grant, if earlier. If Ms. Carr’s or Ms. Pepys Lowe’s employment, as applicable, is terminated for any other reason, any unexercised SARs will be cancelled and deemed terminated immediately, except that if the individual’s employment is terminated by the Company for other than Cause (as defined in the relevant individual’s employment agreement), all unexercised SARs, to the extent vested, may be exercised within 90 days of the date of such event (or the exercise period, if shorter). Notwithstanding the foregoing, however, note that as of January 29, 2014, in connection with the resignation of Ms. Pepys Lowe, her unvested SARs were forfeited (179,105 SARs), and her vested SARs (44,776 SARs) will remain exercisable until April 29, 2014. In addition, with respect to Ms. Carr’s SARs, in the event of a specified change in control, if any unexercised SARs are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such change of control, each such SAR, whether or not previously vested, will be converted into the right to receive cash, or at the election of Ms. Carr, consideration in a form that is paripassu with the form of the consideration payable to the Company’s shareholders in exchange for their shares (less any applicable exercise price). Any award that is not assumed or converted as described above may be canceled at the time of the change of control for no consideration if its per share exercise price is greater than such per share fair market value of the Company’s common stock. In addition, if Ms. Carr’s employment is terminated by the Company without Cause or by Ms. Carr for Good Reason (as defined in her employment agreement with the Company) within nine months following such change of control, her SARs will immediately vest, and remain exercisable for the remainder of their term.
(5)	Includes 200,000 non-qualified stock options (the “Inducement Options”) granted to Mr. Benaroya upon the commencement of his employment with the Company as President and CEO in March 2013 outside of the 2008 EI Plan. The Inducement Options have an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on March 15, 2013, the date of grant, are immediately exercisable and will generally be exercisable for a period of ten years. If the employment of Mr. Benaroya is terminated by the Company for Cause (as defined in the employment agreement), any unexercised Inducement Options shall generally remain exercisable for a period of 30 open trading window days following such termination (subject to extension to the extent the Company’s insider trading policy or applicable law prohibits their exercise or the sale of the underlying shares at the end of such period). If the employment of Mr. Benaroya is terminated by Mr. Benaroya without Good Reason (as defined in the employment agreement), any unexercised Inducement Options shall be exercisable for a period of six months following the termination, or, if later, until the 30th open trading window day following such termination (subject to extension as described above). Notwithstanding the foregoing, in no event shall any Inducement Options be exercisable after the expiration of their term. If the Company terminates the employment of Mr. Benaroya without Cause or he terminates his employment for Good Reason, or if the termination of the employment of Mr. Benaroya occurs as a result of the expiration of his employment agreement at the end of its term, any unexercised Inducement Options will remain exercisable in accordance with their terms. If the employment of Mr. Benaroya is terminated as a result of his death or Disability (as defined in the employment agreement), any unexercised Inducement Options will remain exercisable for the shorter of one year following the date of termination and the remainder of their terms. If Mr. Benaroya’s employment is terminated by the Company without Cause or by Mr. Benaroya for Good Reason at any time on or after, or within six months before the occurrence of a Change of Control (as defined in the employment agreement), and if any unexercised Inducement Options are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such Change of Control, any unexercised Inducement Options will be converted into the right to receive cash or, at the election of Mr. Benaroya, consideration in a form that is paripassu with the form of the consideration payable to the Company’s shareholders in exchange for their shares, in an amount or having a value equal to the product of: (i) the per share fair market value of the Company’s common stock (based upon the consideration payable to the Company’s shareholders), less, if applicable, the per share exercise price of such Inducement Options, multiplied by (ii) the number of shares of the Company’s common stock covered by the unexercised Inducement Options. Any Inducement Options not assumed or converted (as described above) may be canceled at the time of the Change of Control for no consideration if the relevant per share exercise price is greater than the per share fair market value of the Company’s common stock (determined with regard to all per share consideration, including the value of any contingent and/or deferred consideration payable in the Change of Control transaction).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 under Items 404 and 407(a) of Regulation S-K of the Exchange Act appears under the captions “TRANSACTIONS WITH RELATED PERSONS”, “CORPORATE GOVERNANCE – I. INDEPENDENCE DETERMINATIONS” of the 2014 Proxy Statement, which is incorporated herein by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 appears under the captions “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM”, “AUDIT FEES”, “AUDIT-RELATED FEES”, “TAX FEES”, “ALL OTHER FEES”, AND “AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES” of the 2014 Proxy Statement, which are each incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report.

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive (Loss) for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts – Years Ended December 31, 2013, 2012, and 2011

Other schedules are omitted because they are either not applicable or not required or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits:

(Listed by numbers corresponding to Item 601 of Regulation S-K)

2.1	Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc.; LaJobi Industries, Inc.; and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.2	Stock Purchase Agreement, dated as of April 1, 2008, among I&J HoldCo., Inc., and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.3	Purchase Agreement, dated December 23, 2008, among Kid Brands, Inc., and The Russ Companies, Inc. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(2)

3.1	(a) Restated Certificate of Incorporation of the Company and amendment thereto.(3)

(b) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987. (3)

(c) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed September 22, 2009. (3)

3.2	Second and Amended and Restated By-Laws of the Registrant. (4)

4.1	Form of Common Stock Certificate. (3) Stock certificates bearing the name “Kid Brands, Inc.” will not affect the validity or transferability of currently outstanding stock certificates bearing the name “Russ Berrie and Company, Inc.”, and shareholders with such certificates need not surrender for exchange any such certificates. The rights of shareholders holding certificated shares bearing the name “Russ Berrie and Company, Inc.” and the number of shares represented by those certificates remain unchanged.

4.2	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signatures pages thereto. (5)

10.1	Kid Brands, Inc., 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan.*(6)

10.2	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan.*(7)

10.3	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan.*(7)

10.4	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-restricted Stock Plan.*(7)

10.5	Stockholders Agreement dated as of December 23, 2008, among Kid Brands, Inc.; The Russ Companies, Inc.; and Encore Investors II, Inc.(2)

10.6	License Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (2)

10.7	Licensor Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC; Wells Fargo Bank; National Association; and the Russ Companies, Inc.(2)

10.8	Transition Services Agreement dated as of December 23, 2008, between Kid Brands, Inc., and The Russ Companies, Inc. (2)

10.9	Secured Promissory Note dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc., for the benefit of Kid Brands, Inc.(2)

10.10	Guaranty dated as of December 23, 2008, among The Encore Group, Inc.; the other guarantors specified therein; and Kid Brands, Inc. (2)

10.11	Subordinated Security Agreement dated as of December 23, 2008, among The Russ Companies, Inc.; The Encore Group, Inc.; the other parties specified therein; and Kid Brands, Inc.(2)

10.12	Inter-Creditor Agreement dated as of December 23, 2008, between Kid Brands, Inc., and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc.(2)

10.13	2008 Equity Incentive Plan.*(8)

10.14	Employment Agreement dated as of April 2, 2008, between LaJobi, Inc., and Lawrence Bivona.*(9)

10.15	Form of 2008 Equity Incentive Plan Stock Option Agreement.*(10)

10.16	Form of 2008 Equity Incentive Plan Restricted Stock Agreement.*(10)

10.17	Form of 2008 Equity Incentive Plan Stock Appreciation Right Agreement.*(10)

10.18	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement.*(10)

10.19	Employment Agreement dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin.* (11)

10.20	Employment Agreement dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.* (11)

10.21	Sublease, effective as of September 30, 2010, between The Capital Group Companies, Inc. and Kids Line, LLC.* (12)

10.22	Landlord Consent to Kids Line Sublease, effective as of September 30, 2010. (12)

10.23	Irrevocable Standby Letter of Credit from Bank of America, dated October 26, 2010. (12)

10.24	Employment Agreement, dated May 26, 2011, between Kid Brands, Inc. on behalf of Sassy, Inc. and Dean Robinson.*(13)

10.25	Agreement between RB, Inc. and the Company dated September 12, 2011.* (14)

10.26	Agreement between RB, Inc. and the Company dated February 14, 2012.* (15)

10.27	Agreement of Lease, dated June 27, 2003 between Keystone Cranbury East, LLC and LaJobi Industries, Inc. (16)

10.28	First Amendment to Lease Agreement, dated July 9, 2008, between LaJobi, Inc. and Keystone Cranbury East, LLC. (16)

10.29	Letter Agreement between the Company and Guy Paglinco, dated as of April 26, 2012.* (17)

10.30	Letter Agreement between the Company and Marc Goldfarb, dated as of April 26, 2012.* (17)

10.31	Letter Agreement, dated May 4, 2012, among Kid Brands, Inc., Kids Line LLC, Sassy, Inc., I & J HoldCo, Inc., LaJobi, Inc. and CoCaLo, Inc., as Borrowers; Bank of America, N.A., as Administrative Agent and as a Lender, Swing Line Lender and L/C Issuer; and the other Lenders party thereto. (17)

10.32	Waiver, First Amendment to Credit Agreement and First Amendment to Security Agreement, dated August 13, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on August 15, 2012. (18)

10.33	Separation and Release Agreement, dated as of September 11, 2012, among David Sabin, Kids Line, LLC and CoCaLo, Inc., incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (19)

10.34	Employment Agreement, dated as of September 12, 2012, between the Company and Kerry Carr, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (19)

10.35	Employment Agreement, dated as of September 12, 2012, between the Company and Renee Pepys-Lowe, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (19)

10.36	Second Amendment to Credit Agreement, dated November 15, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (20)

10.37	Credit Agreement dated as of December 21, 2012, among Kid Brands, Inc., specified domestic subsidiaries party thereto, Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. (21)

10.38	Security Agreement dated as of December 21, 2012, by Kid Brands, Inc. and the other Borrowers and Loan Parties party thereto from time to time in favor of Salus Capital Partners, LLC, as Collateral Agent. (21)

10.39	Employment Agreement, dated March 14, 2013, between Kid Brands, Inc. and Raphael Benaroya.*(22)

10.40	Amendment to Employment Agreement, dated as of March 26, 2013, between Kid Brands, Inc. and Kerry Carr.* (23)

10.41	First Amendment to Credit Agreement, dated as of April 16, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent. (23)

10.42	Second Amendment to Credit Agreement, dated as of May 16, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent. (24)

10.43	Transition and Release Agreement, dated May 29, 2013, between Guy Paglinco and Kid Brands, Inc.* (25)

10.44	Offer Letter, dated April 15, 2013, and related letter, dated August 2, 2013 between James Christl and Kid Brands, Inc. * (25)

10.45	Acquisition Agreement, dated June 30, 2013, among RB Trademark Holdco LLC and Larsen and Bowman Holdings Ltd., a Limited Corporation organized under the laws of British Columbia (“L+B”). (25)

10.46	Security Agreement, dated June 30, 2013, among RB Trademark Holdco LLC and L+B. (25)

10.47	Promissory Note, dated June 30, 2013, by L+B as payor and RB Trademark Holdco LLC as payee. (25)

10.48	Letter Agreement, dated as of August 13, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent.(25)

10.49	Offer Letter, dated March 26, 2013, and related letter, dated August 14, 2013, between Jodie Simon Friedman and Kid Brands, Inc.*(25)

10.50	2013 Equity Incentive Plan.* (26)

10.51	Form of 2013 Equity Incentive Plan Stock Option Agreement.* (27)

10.52	Form of 2013 Equity Incentive Plan Stock Option Agreement for Non-Employee Directors.* (27)

10.53	Form of 2013 Equity Incentive Plan Stock Appreciation Right Agreement.* (27)

10.54	Form of 2013 Equity Incentive Plan Stock Appreciation Right Agreement for Non-Employee Directors.* (27)

10.55	Form of 2013 Equity Incentive Plan Restricted Stock Agreement.* (27)

10.56	Form of 2013 Equity Incentive Plan Restricted Stock Agreement for Non-Employee Directors.* (27)

10.57	Form of 2013 Equity Incentive Plan Restricted Stock Unit Agreement.* (27)

10.58	Form of 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors.* (27)

10.59	Consulting Agreement dated September 18, 2013, between Kid Brands, Inc. and Marc Goldfarb.* (27)

10.60	Third Amendment to Credit Agreement and Limited Waiver among Salus Capital Partners, LLC, Kids Brands, Inc., and specified domestic subsidiaries thereof dated November 14, 2013. (27)

10.61	Buy and Sell Agreement, dated October 10, 2013, between Sassy, Inc. and Ventra Grand Rapids 5, LLC.

10.62	Office Lease Agreement, dated November 15, 2013, between Kid Brands, Inc. and Meadows Office, L.L.C.

10.63	Operating Services Agreement, dated November 23, 2013, between Kid Brands, Inc. and National Distribution Centers, L.P.**

10.64	Consulting Agreement, dated December 5, 2013, among Kid Brands, Inc., LaJobi, Inc. and Mr. Schaub.*

10.65	Letter, dated April 3, 2014, between Keith Kotel and Kid Brands, Inc.*

10.66	Agreement Regarding Commitments, dated as of December 16, 2013, among Salus Capital Partners, LLC, Kids Brands, Inc., specified domestic subsidiaries thereof, and the Lenders party thereto.

10.67	Release Agreement dated January 2, 2014 between Kid Brands, Inc. and Guy Paglinco.*

10.68	Consulting Agreement, dated January 29, 2014, between Kid Brands, Inc. and RPL and Associates, LLC.*

10.69	Letter, dated April 3, 2014, between Bradley Sell and Kid Brands, Inc.*

10.70	Waiver and Fourth Amendment to Credit Agreement among Salus Capital Partners, LLC, Kids Brands, Inc., specified domestic subsidiaries thereof, and the lenders party thereto, dated as of April 8, 2014.

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Schema Document [1]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1]

[1]	Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive (Loss) for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.
*	Represent management contracts or compensatory plans or arrangements
**	Certain confidential portions of this exhibit have been omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without redactions pursuant to an Application for an Order Granting Confidential Treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-08681-08730475
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008, File No. 001-08681-081273512
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(4)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008, File No. 001-08681-08514232
(5)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006, File No. 001-08681-061031616
(6)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003, File No. 001-08681-03639525
(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-08681-05720550
(8)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008, File No. 001-08681-08898516
(9)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08681-09720557
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
(11)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
(14)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 2011
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on February 17, 2012
(16)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011
(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
(18)	Incorporated by reference to Current Report on Form 8-K filed on August 15, 2012
(19)	Incorporated by reference to Current Report on Form 8-K filed on September 12, 2012
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
(21)	Incorporated by reference to the Current Report on Form 8-K filed on December 28, 2012
(22)	Incorporated by reference to Current Report on Form 8-K filed on March 15, 2013
(23)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(26)	Incorporated by reference to the Kid Brands, Inc. Definitive Proxy Statement filed on June 4, 2013.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID BRANDS, INC. (Registrant)

April 15, 2014	By:	/s/ Kerry Carr
Kerry Carr
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RAPHAEL BENAROYA	April 15, 2014
Raphael Benaroya	Date
Chairman of the Board,
President and CEO (principal executive officer)

/s/ MARIO CIAMPI	April 15, 2014
Mario Ciampi, Director	Date

/s/ FREDERICK J. HOROWITZ	April 15, 2014
Frederick J. Horowitz, Director	Date

/s/ JAN LOEB	April 15, 2014
Jan Loeb, Director	Date

/s/ SALVATORE SALIBELLO
Salvatore Salibello, Director	April 15, 2014
Date

/s/ MICHAEL ZIMMERMAN
Michael Zimmerman, Director	April 15, 2014
Date

Exhibit Index

Exhibit Numbers

10.61	Buy and Sell Agreement, dated October 10, 2013, between Sassy, Inc. and Ventra Grand Rapids 5, LLC.

10.62	Office Lease Agreement, dated November 15, 2013, between Kid Brands, Inc. and Meadows Office, L.L.C.

10.63	Operating Services Agreement, dated November 23, 2013, between Kid Brands, Inc. and National Distribution Centers, L.P.**

10.64	Consulting Agreement, dated December 5, 2013, among Kid Brands, Inc., LaJobi, Inc. and Mr. Schaub.*

10.65	Letter, dated April 3, 2014, between Keith Kotel and Kid Brands, Inc.*

10.66	Agreement Regarding Commitments, dated as of December 16, 2013, among Salus Capital Partners, LLC, Kids Brands, Inc., specified domestic subsidiaries thereof, and the Lenders party thereto.

10.67	Release Agreement dated January 2, 2014 between Kid Brands, Inc. and Guy Paglinco.*

10.68	Consulting Agreement, dated January 29, 2014, between Kid Brands, Inc. and RPL and Associates, LLC.*

10.69	Letter, dated April 3, 2014, between Bradley Sell and Kid Brands, Inc. *

10.70	Waiver and Fourth Amendment to Credit Agreement among Salus Capital Partners, LLC, Kids Brands, Inc., specified domestic subsidiaries thereof, and the lenders party thereto dated as of April 8, 2014.

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO required by Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO required by Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO required by Section 906 of the Sarbanes Oxley Act of 2002

* represents a management contract or compensatory plan or arrangement

**     Certain confidential portions of this exhibit have been omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without redactions pursuant to an Application for an Order Granting Confidential Treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document[1]

101.SCH	XBRL Taxonomy Schema Document[1]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[1]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document[1]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document[1]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document[1]

[1]	Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive (Loss) for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

KID BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at			Balance
	Beginning	Charged to		at End
Description	of Period	Expenses	Deductions	of Period
Allowance for accounts receivable:
Year ended December 31, 2011	$6,934	$33,272	$33,422	$6,784
Year ended December 31, 2012	6,784	25,717	26,694	5,807
Year ended December 31, 2013	5,807	22,882	23,337	5,352
Allowance for inventory:
Year ended December 31, 2011	$1,589	$2,500	$2,388	$1,701
Year ended December 31, 2012	1,701	3,304	3,726	1,279
Year ended December 31, 2013	1,279	2,664	1,978	1,965