Form 10-K/A
period 2013-12-31
KID BRANDS, INC
filed 2014-04-30
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-8681

KID BRANDS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1815337
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 Route 17 North, 6th Floor , Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (201) 405-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.10 stated value	New York Stock Exchange*

*	Trading of the Company’s Common Stock on the New York Stock Exchange was suspended prior to the opening of trading on March 31, 2014 pending delisting, however, the deregistration of such stock under Section 12(b) of the Act is not yet effective. The Company’s Common Stock is currently quoted on the OTCQB Marketplace under the symbol “KIDB”.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 7, 2014, was as follows:

Class	Number of Shares
Common Stock, $0.10 stated value	22,148,112

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (the “Original Filing”), Kid Brands, Inc. (the “Company”), provided certain of the information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) solely: (i) to timely provide such Part III information; (ii) to amend the address of the Company’s principal executive office on the cover page to reflect a recent move; (iii) to check the box on the cover page to indicate that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Amendment No. 1 (this box was left blank inadvertently on the cover page of the Original Filing); and (iv) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the cover page, Part III and Part IV of the Original Filing have been amended and restated in their entirety. Except as otherwise noted, information included in this Amendment No. 1 is stated as of December 31, 2013 and does not reflect any subsequent information or events.

As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to executive officers is included under the caption “Executive Officers of the Registrant” in Part I of the Original Filing.

DIRECTORS

Our current Bylaws permit the Company’s Board of Directors (the “Board”) to have no fewer than three and no more than nine directors, and the Board has by resolution set the number of directors of the Company at six. See “Investors’ Rights Agreement” below for a discussion of the ability of a specific investor to nominate two persons to the Board.

The biographical information set forth below concerning the current members of the Board has been furnished by them to the Company. Age and other information is as of April 23, 2014.

Name	Age	Director Since	Principal Occupation; Other Public Directorships
Raphael Benaroya (1)	66	1993	On March 14, 2013, Mr. Benaroya was appointed by the Board to serve as President and Chief Executive Officer of the Company. Prior thereto, pursuant to an agreement between the Company and RB, Inc. (a company of which Mr. Benaroya is a principal shareholder) commencing September 12, 2011, Mr. Benaroya was serving as interim Executive Chairman, acting as the chief executive of the Company. He currently also serves as the Chairman of the Board and is a member of the Board’s Executive Committee, and has been a member of the Board since 1993 (the Company changed its name from Russ Berrie and Company, Inc. to Kid Brands, Inc. in 2009). From 2008—2012, Mr. Benaroya was Managing Director of Biltmore Capital, a privately-held financial company which invests in secured debt. Prior thereto, Mr. Benaroya was Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., a Nasdaq-listed company, which operated a chain of retail specialty stores, from 1989 until its sale in October 2007, and continued as President and Chief Executive Officer thereafter until March 2008. Mr. Benaroya currently serves on the board of directors of InnovaCare, a privately-held healthcare management company.

Name	Age	Director Since	Principal Occupation; Other Public Directorships
Mario Ciampi (2)(3)	53	2007	Mr. Ciampi is currently (and has been since 2007) a partner of Prentice Capital Management, L.P. (“Prentice”)(5), a Connecticut-based private investment firm, and he served as a consultant to Prentice from 2006 to 2007. From October 2004 to May 2006, he served as President of Disney Store — North America, a division of The Children’s Place Retail Stores, Inc., a specialty retailer of children’s merchandise. From 1996 to September 2004, he served in various capacities for The Children’s Place, most recently as Senior Vice President — Operations. Mr. Ciampi has also been a member of the Board of Directors of Bluefly, Inc., an Internet retailer of discounted designer apparel and accessories, and home products and accessories, since 2008, and of Delia’s, Inc., a retailer of apparel for young girls, since March 2011.

Frederick J. Horowitz (2)(4)	49	2006	Since 2001, Mr. Horowitz has been the Chairman and CEO of A.P. Deauville, a manufacturer and distributor of personal care products, primarily in the value and mass markets. Mr. Horowitz is also a managing partner in American Brand Holdings, LLC, the owner of the “Hang Ten” brands, which is exclusively licensed to Kohl’s Corporation, an operator of family-oriented department stores.

Name	Age	Director Since	Principal Occupation; Other Public Directorships
Jan H. Loeb (2)(3)(4)	55	2013	Mr. Loeb has since 2007 been the Managing Member of Leap Tide Capital Management LLC(5), a private Maryland-based capital investment firm (“Leap LLC”). From 2005 to 2007, Mr. Loeb was President of Leap LLC’s predecessor, Leap Tide Capital Management Inc., which was formerly known as AmTrust Capital Management Inc. Mr. Loeb has also been a consultant to Pernix Therapeutics Holdings, Inc. (formerly Golf Trust of America, Inc.), a NASDAQ-listed branded and generic pharmaceutical products company, since August 31, 2011; he had been a director of that company from November 2006 to August 31, 2011 and Chairman of its Audit Committee from October 2007 through August 2011. He served as a Portfolio Manager of Chesapeake Partners, a private Baltimore-based investment fund, from February 2004 to January 2005, as a Managing Director at Jefferies & Company, Inc., an international investment firm, from January 2002 to December 2004, and as a Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.), a New York-based investment banking firm, from 1994 to 2001. He was a director of American Pacific Corp., a NASDAQ-listed specialty chemical and pharmaceutical ingredient company, from January 1997 through March 2014, and has been a director of TAT Technologies Ltd., a NASDAQ-listed company that provides various products and services to military and commercial aerospace and ground defense industries, since August 2009.

Name	Age	Director Since	Principal Occupation; Other Public Directorships
Salvatore M. Salibello (1)(3)(4)	68	2006	Mr. Salibello was an Assurance Partner of BDO USA, LLP from January 2012 through September 30, 2013. From 1978 until January 2012, he was the founder and managing partner of Salibello & Broder LLP, a certified public accounting firm, until its combination with BDO. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Salibello currently sits on the Board of Directors of three closed-end mutual funds (Gabelli Dividend and Income Trust Fund, Gabelli Global Utility and Income Trust Fund, and Gabelli Global Gold Natural Resources + Income Trust Fund).

Michael Zimmerman (1)	43	2006	Mr. Zimmerman founded Prentice (5) in May 2005 and has been its Chief Executive Officer since its inception. Prior thereto, he managed investments in the retail consumer sector for S.A.C. Capital, a Connecticut-based investment fund, from 2000-2005. Mr. Zimmerman currently serves on the Board of Directors of Delia’s, Inc. (as Chairman since 2013), a retailer of apparel for young girls, and he served as a director of The Wetseal, Inc., a national specialty retailer of contemporary apparel and accessory items, from March 2006 through May 2010.

(1)	Member of Executive Committee of the Board.
(2)	Member of Compensation Committee of the Board.
(3)	Member of Nominating/Governance Committee of the Board.
(4)	Member of Audit Committee of the Board.
(5)	See “Security Ownership of Certain Beneficial Owners” table herein.

Investors’ Rights Agreement

Pursuant to an Investors’ Rights Agreement (as amended, the “IRA”) entered into between the Company and certain investment entities and accounts managed and advised by Prentice Capital Management, L.P. (“Prentice”) in 2006, the Company has generally agreed, among other things, to nominate for election at all shareholders meetings and with respect to all consents concerning the election of members of the Board, two persons designated by Prentice (“Prentice Directors”). This designation right is subject to decrease and other limitations set forth in the IRA. The Prentice Directors are subject to the independence requirements of the New York Stock Exchange (“NYSE”), even though the Company’s common stock is no longer listed thereon (heightened independence requirements originally set forth in the IRA have been waived). Mr. Michael Zimmerman and Mr. Mario Ciampi are the current Prentice Directors.

Board Qualifications

Subject to the current rights of Prentice to designate two nominees to the Board, the Board seeks directors who represent a mix of backgrounds and experience that it believes will enhance the quality of the Board’s deliberations and decisions. In addition, the Board believes that its members should display the personal attributes necessary to be an effective director, including integrity, sound judgment, analytical skills, the ability to operate collaboratively, and commitment to the Company and its shareholders. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our business. Our Board members represent a desirable mix of backgrounds, skills and experiences, and they all share the personal attributes of effective directors described above. Below are some of the specific experiences and skills of our directors that led the Board to conclude that, in light of our business and structure, such individuals should serve as members of the Board.

Raphael Benaroya

Mr. Benaroya, as a director of the Company since 1993 (the Company changed its name from Russ Berrie and Company, Inc. to Kid Brands, Inc. in 2009), Executive Chairman from September 2011 through March 2013, and current Chairman, President and CEO), has extensive knowledge of the Company’s business. In addition, through Mr. Benaroya’s long-standing tenure as Chairman of the Board, President and CEO of United Retail Group, Inc., a Nasdaq-listed company which operated a chain of retail specialty stores, as well as his prior experience as Executive Vice President of the Izod LaCoste division of General Mills, Executive Vice President of Jordache Enterprises, Inc., and President of several operating divisions of The Limited, he provides valuable business, leadership and management insights into driving the strategic direction for the Company, as well as a critical perspective with respect to the retail industry. Through Mr. Benaroya’s unique career path, he has attained significant international, wholesale, technology, marketing, product development, sourcing, logistics, licensing and financial/mergers and acquisitions expertise, all of particular value to the Board.

Mario Ciampi

Mr. Ciampi’s experience as a former President of Disney Store — North America, and his previous roles, including Senior Vice President — Operations, for The Children’s Place, an NYSE-listed company, each specialty retailers of children’s merchandise, result in a strong record of operational and strategy leadership in an industry complementary to ours, as well as extensive mergers and acquisitions and restructuring experience, all valued attributes for our Board. Mr. Ciampi, through his board membership with Bluefly, Inc. and Delia’s, Inc., also brings public board and corporate governance experience to the Company.

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

Jan Loeb

Mr. Loeb has more than 30 years of experience in capital investment and investment banking, through, among other things, his long-term association with various Leap Tide entities, Chesapeake Partners, Jefferies & Company, Inc., Dresdner Kleinwort Wasserstein, Inc., and his own financial services firm. In addition, he has a baccalaureate in Finance and Investments. As a result, Mr. Loeb brings a high level of financial expertise to our Board, which enables him to bring valuable insights to the Board’s deliberations. He also has a strong understanding of Audit Committee functions, in part as a result of having served as the Chairman of the Audit Committee of Pernix from October 2007 through August 2011, and as a member of the Audit Committee of American Pacific Corp from 1998 through March 2014 (Chairman of such committee since January 2013). Mr. Loeb also has valuable public company corporate governance experience as a former director of Pernix and American Pacific Corp., and as a current director of TAT Technologies Ltd.

Salvatore Salibello

Mr. Salibello, with over 40 years of experience, including as a founder and managing partner of Salibello & Broder LLP, a certified public accounting firm, brings a high level of financial literacy to the Board. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants, and an audit committee financial expert, which also makes him a valued member of our Audit Committee, of which he currently serves as Chairman. Mr. Salibello also has corporate governance experience through his multi-year service on the Board of Directors of three closed-end mutual funds.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own beneficially more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such Section 16(a) forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 2013, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with on a timely basis.

Audit Committee

The Company maintains a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Messrs. Salibello (Chair), Horowitz and Loeb.

Audit Committee Financial Expert

The Board has affirmatively determined that the Chair of the Audit Committee, Mr. Salibello, is an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and is “independent” for purposes of current listing standards of the NYSE (which the Company continues to use as its independence standard notwithstanding that the Company’s common stock is no longer listed thereon).

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer and controller (the “SFO Code”). The SFO Code can be found on the Company’s website located at www.kidbrands.com, by clicking onto the words “Investor Relations” on the main menu, then clicking onto the words “Corporate Governance” on the next screen and then on the “Code of Ethics for Principal Executive Officer and Senior Financial Officers” link. Such SFO code will be provided, without charge, to any person who makes a written request therefore to the Company at 301 Route 17 North, 6th Floor, Rutherford, New Jersey 07070, Attention: Secretary. The Company will post any amendments to the SFO Code, as well as the details of any waivers to the SFO Code that are required to be disclosed by the rules of the SEC, on our website (www.kidbrands.com) within four business days of the date of any such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosures. As such, we have opted to take advantage of certain of the scaled disclosure requirements afforded to smaller reporting companies and, as a result, have provided more limited (or, in some cases, eliminated) disclosures that we have provided in prior years’ executive compensation disclosures. The executive compensation disclosures that follow comply with the SEC’s executive compensation disclosure rules for smaller reporting companies and therefore are generally more narrow in scope than the executive compensation disclosures and Compensation Discussion and Analysis that we have included in prior proxy statements.

Overview

The following discussion describes the Company’s executive compensation program for those individuals we have identified as our “named executive officers” or “NEOs” for 2013 in accordance with the executive compensation disclosure rules and regulations of the SEC for smaller reporting companies. As used below, the “Committee” refers to the Compensation Committee of the Board. The Company’s principal executive officer, the two other most highly compensated executive officers of the Company during 2013, who were in each case serving as executive officers on December 31, 2013 (“Top 2 Officers”), and two individuals (our former Senior Vice President and General Counsel and our former President of LaJobi) who would have qualified as Top 2 Officers had they been serving as executive officers on December 31, 2013, are our NEOs for 2013.

Key Decisions for 2013

Although we fine-tune our compensation programs as conditions change, we believe it is important to maintain consistency in our compensation philosophy and approach. We recognize that value-creating performance by an executive or group of executives does not always translate immediately into appreciation in our stock price, particularly in periods of economic stress. Fiscal 2013 was a challenging year for the Company. In light of the Company’s recent financial performance, continued challenging economic conditions, and in order to emphasize our pay-for-performance philosophy discussed in “Compensation Philosophy and Overview” below, the following key actions were taken with respect to NEO compensation in 2013:

•	The Committee approved a compensation package for the CEO (effective March 14, 2013) which is weighted toward incentive compensation, in that his annual base salary was reduced from the annual base salary rate payable to RB, Inc. for his services prior thereto (an approximate 48% reduction). He was awarded a substantial equity grant of SARs and stock options, the ultimate realizable value of which is directly tied to the value of the Company’s stock (see “Employment Contracts and Arrangements” below).

•	No equity grants were made to NEOs in 2013 other than grants to Mr. Benaroya and Ms. Friedman in connection with the commencement of their employment with the Company.

•	Base salaries for NEOs were not increased in 2013, other than Ms. Carr, who received a contractual base salary increase 8 months earlier than required in recognition of her performance with respect to the implementation of various cost savings initiatives.

•	The compensation of Ms. Carr was not further increased upon her becoming CFO, in addition to her existing role as COO.

•	The Committee approved the execution of various post-termination and/or consulting agreements with departing members of management in order to assure a smooth transition.

CEO Compensation

Mr. Benaroya (acting CEO through an agreement with RB, Inc. for the provision of his services from September 12, 2011 until March 14, 2013; President and CEO thereafter)

Pursuant to an agreement between the Company and RB, Inc., a Delaware corporation of which Mr. Benaroya is a principal shareholder, originally entered into as of September 12, 2011, and modified as of February 14, 2012, RB, Inc. provided the full-time services of Mr. Benaroya to the Company as interim Executive Chairman and acting CEO until March 14, 2013, for a fee of $100,000 per calendar month (reduced voluntarily by RB, Inc. to $75,000 per calendar month as of September 2012). Mr. Benaroya was not paid directors’ fees during the term of his engagement as interim Executive Chairman, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company.

On March 14, 2013, Mr. Benaroya was appointed President and Chief Executive Officer of the Company, and continues to serve as Chairman of the Board. In determining the various components of Mr. Benaroya’s compensation package at the time of the commencement of his employment, the Committee reviewed a variety of factors it deemed appropriate, including, but not limited to, Mr. Benaroya’s responsibilities and prior experience, most current compensation, scope of the position, the current operational position of the Company, the desire to link a substantial portion of Mr. Benaroya’s compensation package to the Company’s near and long-term future performance, comparables provided by the executive search firm retained by the Company, as well as the Company’s current challenges and future plans. As a result of this analysis and negotiations between Mr. Benaroya and the Company, on March 14, 2013, the Company entered into an employment agreement with Mr. Benaroya as President and Chief Executive Officer of the Company. See the section captioned “Employment Contracts and Arrangements” for a description of the material provisions of Mr. Benaroya’s current employment agreement, including incentive compensation, equity grants, perquisites and post-termination benefits.

Compensation Philosophy

We feel that the overall compensation levels of our executives (including our NEOs) should be sufficiently competitive to attract talented leaders and to motivate those leaders to drive Company or business unit performance. At the same time, however, we believe that compensation should be set at responsible levels, reflecting our continued focus on improving sales and margins, controlling costs and creating value for our shareholders. At the core of our compensation philosophy is our belief that compensation should be linked to performance. We believe that offering executives a total compensation package that incorporates a reward-for-performance philosophy helps achieve these objectives. As a result, a significant portion of the potential compensation of our executive officers is based upon achievement of corporate or business unit objectives. We also believe that total compensation and accountability should generally increase with position and responsibility. Consistent with this view, opportunities under our incentive compensation program typically represent an increasing portion of total compensation as position and responsibility increase, as individuals with greater responsibility have greater ability to influence the Company’s achievement of targeted results and strategic initiatives. Similarly, equity-based awards (when they are granted) generally represent a higher portion of total compensation for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation.

Elements of 2013 Executive Compensation

The material elements of our 2013 executive compensation program are: (i) base salary; (ii) annual cash incentive compensation; (iii) periodic equity awards; and (iv) perquisites and other benefits.

How We Choose the Level of each Element

We structure the size of the various elements awarded to our NEOs by balancing the interests of shareholders with the competitive need to provide an attractive overall compensation program. Although we do not have an exact formula for allocating among the different elements of our executive compensation program, we do ensure that a significant percentage of our NEO’s aggregate compensation package is contingent upon either Company or operating group results, as is more fully described below.

The particular amount of each element of an NEOs’ compensation for a particular year is determined by or with the approval of the Committee, which uses the following “considerations”, among others, in making such determinations:

•	the performance of the Company or the relevant operational group;

•	the results of an annual executive assessment for each NEO for the previous year;

•	the anticipated difficulty of achieving stated goals and objectives in the coming year;

•	the value of each NEO’s unique skills and capabilities to support long-term performance of the Company;

•	the contribution of each NEO as a member of the executive management team;

•	the scope and relative complexity of the individual’s responsibilities;

•	competitive market and industry information, including periodic reports on performance versus a peer group of companies;

•	the recommendations of our compensation consultant, if any;

•	the contributions of such NEO beyond his or her immediate area of responsibility;

•	compensation at former employers, in the case of new hires; and

•	internal pay equity.

Certain of these considerations are given greater weight depending on the element of compensation under consideration.

The Committee does not attempt to maintain target percentiles with respect to a specific list of benchmark companies, but instead periodically uses analyses of peer group companies to determine whether the Company’s compensation programs are generally competitive with that of others in similar industries.

Objectives and Operation of the 2013 Executive Compensation Program

Base Salary

The objective of base salary is to provide current compensation that reflects job responsibilities, value to the Company and individual performance, while maintaining market competitiveness. The Committee reviews and approves the base salary and any salary adjustment for NEOs on an annual basis, upon hiring of any NEO and at the time of any promotion or other change in responsibilities of any NEO.

The Company’s agreement with RB, Inc. (approved by the Committee and effective until March 14, 2013) provided for a specified fee for the services of Mr. Benaroya (who was an employee of RB, Inc. and not of the Company during 2013 until such date) as Executive Chairman of the Company (Mr. Benaroya’s current employment agreement, as approved by the Committee, also specifies an annual base salary which is subject to reduction only upon specified circumstances). A minimum base salary for each of Ms. Carr and Mr. Schaub was determined by their respective Committee-approved employment agreements for 2013. There were no increases to the base salaries of the Company’s NEOs in 2013 other than Ms. Carr, whose base salary was increased from $350,000 to $375,000 as of April 1, 2013.

Annual Cash Incentive Compensation

The objective of annual cash incentive compensation is to motivate and to reward the achievement of annual corporate or business unit performance objectives. Consistent with our pay-for-performance philosophy, incentive compensation provides our executives with the opportunity to earn more cash compensation based on the Company’s or a specified business unit’s performance.

2013 Cash Incentive Compensation

Commencing in 2012, we initiated a shareholder-approved executive Incentive Compensation Bonus Program (the “ICBP”), which replaced a similar incentive compensation program in effect from 2005 through 2011.

Operation of the 2013 ICBP

General

All NEOs are eligible to participate in the ICBP as members of specified participant groups based on the Company’s business units (either Corporate; Sassy; Soft Home (Kids Line and CoCaLo); or LaJobi). NEOs are eligible to participate in the ICBP at a specified level (expressed as a percentage of annual base salary). The percentage for each NEO (such NEO’s “IC Percentage”) is assigned by the Committee (and may be determined by the Committee in the relevant individual’s employment agreement). Subject to specified restrictions set forth in the ICBP, the Committee has the sole discretion to determine, or modify at any time, the IC Percentage of any participant in the ICBP. The IC Percentages of all NEOs in 2013 ranged from 40% to 50% of base salary. NEOs, as a result of their higher responsibility levels and greater ability to impact Company performance, generally have IC Percentages exceeding those of less senior executives.

Each NEO’s IC Percentage multiplied by such NEO’s annual base salary equals such NEO’s “Target IC”, which is used to determine the amount of incentive compensation that such NEO is eligible to earn for the relevant year in the event that applicable corporate or business unit financial objectives are achieved.

Establishing Corporate Objectives

Achievement of any award under the ICBP is based entirely on attainment of a specified corporate or business unit financial objective for the applicable year (the “Target”) with respect to a specified measure of operating performance, such as operating income or Adjusted EBITDA (the “Chosen Metric”). Amounts are earned by NEOs based on three separate levels of achievement with respect to the Target, as follows: (i) if the Company or relevant business unit achieves 85% of the Target (the “Minimum Target”), the NEO will earn an amount equal to 20% of such NEO’s Target IC; (ii) if the Company or relevant business unit achieves the Target, the NEO will earn an amount equal to 100% of such NEO’s Target IC; and (iii) if the Company or relevant business unit achieves 120% of the Target (the “Maximum Target”), the NEO will earn an amount equal to 200% of such NEO’s Target IC. Amounts earned for achievement of results between (i) the Minimum Target and the Target and (ii) the Target and the Maximum Target, are in each case determined by a straight-line interpolation. No payments under the ICBP will be made for performance below the Minimum Target, and no payments in excess of 200% of a Participant’s Target IC will be made for performance above the Maximum Target. Notwithstanding the foregoing, no IC Payments (as defined below) will be made to any NEO (or other individual plan participant) in any plan year in excess of $1.5 million. The Committee may adjust the Targets established for a particular calendar year to account for extraordinary events which may affect the determination of performance, in order to avoid distortions in the operation of the ICBP. No such adjustments were made to the Targets set at the beginning of 2013 for any participant group during 2013.

Both the Chosen Metric and the Target required are determined annually by the Committee in its sole discretion. The Chosen Metric for all participant groups during 2013 was Adjusted EBITDA (either consolidated or that of a specified business unit or units, as applicable), which was defined for this purpose as net income before net interest expense, provision for income taxes, depreciation, amortization and other non-cash, special or non-recurring charges. The Committee believes Adjusted EBITDA to be an appropriate metric by which to measure performance because it is a measure of cash flow that provides the flexibility needed to adjust for special circumstances that affect the Company from time to time and therefore provides an opportunity to measure performance from different periods in a more consistent manner. For 2013, the Committee made no adjustments to the calculation of Adjusted EBITDA for any participant group in which any NEO was a member. The Targets for 2013 were set at amounts that exceeded 2012 results for Corporate and each business unit. The Targets for 2013 were based on consolidated Company Adjusted EBITDA for Corporate participants. Targets for Sassy, Soft Home (Kids Line and CoCaLo), and LaJobi participants were based on their respective Adjusted EBITDA (the combined Adjusted EBITDA of Kids Line and CoCaLo in the case of Soft Home participants).

Achievement of the Target generally represents a slight “stretch”, representing how the Company would perform if it achieved budgeted amounts, recognizing that the budgets are generally set at slightly optimistic levels, whereas the Maximum Target is designed to be a true “stretch” goal for the Company or the relevant business unit[s] thereof (typically 120% of Target). From 2005 (the first year that the Company’s prior incentive compensation program was in effect) through 2013, current participant groups achieved objective corporate performance as follows (where “X” signifies that the Minimum Target was not reached; and a designation of “Min. Target”, “Target” or “Max. Target” signifies that that such respective Target level was either reached or exceeded):

Participant Group	2005	2006	2007	2008	2009	2010	2011	2012	2013
Corporate	N/A	Target	Min. Target	X	Target	X	X	X	X
Sassy	X	X	X	X	X	Min. Target	Min. Target	Min. Target	Min. Target
Kids Line*	Target	Target	Target	X	Target	X	X	X	X
LaJobi	N/A	N/A	N/A	Target	Target	X	X	X	X
CoCaLo*	N/A	N/A	N/A	X	Target	Min. Target	X	X	X

*	Note that under the ICBP, first effective in 2012, Kids Line and CoCaLo participants are deemed to be members of the “Soft Home” participant group, and their Targets are based on the achievement of combined Kids Line/CoCaLo Adjusted EBITDA.

The Maximum Target was not achieved by any participant group in any year. Generally, the Company seeks to maintain the relative difficulty of achieving the target levels from year to year.

An NEO must be employed by the Company at the time that IC Payments are made in order to receive any amounts otherwise payable to such participant under the ICBP for the preceding year. As a result, even if the Minimum Target had been reached by their participant groups, Messrs. Goldfarb and Schaub would not have received any IC Payments.

Potential and Actual Awards under the ICBP in 2013

The following table sets forth information with respect to potential and actual awards under the ICBP for NEOs during 2013:

NEO	Participant Group	IC Percentage %	Potential Award for Min. Target		Potential Award for Target	Potential Award for Max. Target	Amount Paid		Amount Paid as % of Base Salary
Raphael Benaroya	Corporate	50	$65,000		$325,000	$650,000	$0		n/a
Kerry Carr	Corporate	50	$50,000	*	$184,375	$368,750	$50,000	*	14%
Jodie Simon Friedman**	Corporate	40	$35,000	*	$75,150	$150,301	$35,000	*	11%
Marc Goldfarb	Corporate	50	$34,200		$170,800	$341,500	$0		n/a
Richard Schaub	LaJobi	50	$37,500		$187,500	$375,000	$0		n/a

*	Ms. Carr and Ms. Friedman were guaranteed the bonus amounts awarded for 2013 only.
**	Pro-rated from her employment date.

Equity Awards

Equity awards are granted periodically to provide NEOs (and other executives) with potential upside opportunity if the Company’s stock price improves and to provide incentives for retention, as such awards vest over time. As a result of the Company’s financial performance in 2013, however, other than awards made to each of Mr. Benaroya and Ms. Friedman in connection with the commencement of their employment with the Company (discussed under “Employment Contracts and Arrangements” below), the Committee determined that it would be inappropriate to make grants of equity awards to NEOs.

Other Elements of Compensation and Related Benefits

Perquisites

We limit the perquisites that we make available to our executive officers. Executives are entitled to few benefits that are not otherwise available to all of our employees. The perquisites provided to the CEO and the other NEOs in 2013 are described in footnote (6) to the Summary Compensation Table below.

40l(k) Plan

The Company and each of its subsidiaries offer eligible employees, including all NEOs, the opportunity to participate in a retirement plan (the “401(k) Plans”) that is based on employees’ pretax salary deferrals pursuant to Section 401(k) of the Code. See the section captioned “Termination of Employment and Change-In-Control Arrangements” below for a more detailed description of the 401(k) Plans.

Post-Termination Benefits

Individual Employment and Post-Termination Agreements

We provide severance and other post-termination benefits to NEOs in order to help ensure a smooth transition for the Company in the event that an NEO’s position with the Company as an executive officer terminates. We have provided these benefits as we deemed them reasonable for critical members of our senior corporate staff in order to help ensure their cooperation and the continuity of management in the event of a termination of employment for specified reasons, and to help eliminate from any decision-making process potential distractions caused by concerns over personal financial and employment security. See “Employment Contracts and Arrangements” below for a description of severance arrangements for NEOs who are currently employed by the Company and post- termination agreements between the Company and specified NEOs whose employment as an executive officer of the Company terminated during 2013.

Equity Grants

See “Termination of Employment and Change-In-Control Arrangements” below for a description of the acceleration of vesting and the period of exercisability of equity granted by the Company to NEOs under the 2013 EIP and predecessor plans under various termination of employment events.

Key Decisions for 2014

With respect to 2014, no material changes have been made to the Company’s overall compensation philosophy or structure discussed in this Compensation Discussion and Analysis.

Summary Compensation Table

The following table sets forth compensation for our named executive officers.

Name and Principal	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non- Equity Incentive Plan Comp. ($)(5)	All Other Comp ($)(6)	Total ($)
Raphael Benaroya (A)	2013	682,143	—	—	805,765	—	51,167	1,539,075
Chairman, President and CEO	2012	1,050,000	n/a	n/a	n/a	n/a	n/a	1,050,000
Kerry Carr (B)	2013	368,077	50,000	—	—	—	8,520	426,597
EVP, COO and CFO	2012	169,231	—	—	339,709	n/a	1,663	510,603
Jodie Simon Friedman (C)	2013	178,750	35,000	—	165,300	—	152	379,202
VP and General Counsel
Marc. S. Goldfarb (D)	2013	223,637	—	—	11,141	—	194,908	429,686
Former SVP and General Counsel	2012	341,537	—	26,425	53,006	—	21,261	442,229
Richard F. Schaub, Jr. (E)	2013	375,000	—	—	—	—	9,893	384,893
Former President – LaJobi	2012	375,000	—	22,650	45,434	—	12,751	455,835

(A)	From September 12, 2011 through March 14, 2013, Mr. Benaroya served as interim Executive Chairman and acting Chief Executive Officer of the Company. On March 14, 2013, Mr. Benaroya became the Company’s President and Chief Executive Officer (and remains Chairman of the Board).

(B)	Ms. Carr became Executive Vice President and Chief Operating Officer of the Company on September 12, 2012, and assumed the additional role of Chief Financial Officer of the Company (serving as principal financial officer and principal accounting officer) effective July 1, 2013. From June 2012 until her appointment as an executive officer, Ms. Carr served as a consultant to the Company.
(C)	Ms. Friedman became Vice President and General Counsel of the Company as of August 14, 2013. From June 3, 2013 until her appointment as an executive officer, she served as Interim VP-Legal of the Company at the same annualized base salary rate.
(D)	Mr. Goldfarb resigned as Senior Vice President and General Counsel of the Company as of August 14, 2013, and thereafter served as a consultant to the Company pursuant to the terms of a Consulting Agreement which expired on April 14, 2014. See Note (A) to the “2013 Outstanding Equity Awards at Fiscal Year End” table below for a description of the disposition of all equity grants made to Mr. Goldfarb as a result of his resignation as an officer of the Company.
(E)	Mr. Schaub resigned as President of LaJobi as of December 5, 2013, remained an employee thereafter until January 3, 2014, and as a consultant to LaJobi pursuant to the terms of a Consulting Agreement until March 14, 2014. See Note (B) to the “2013 Outstanding Equity Awards at Fiscal Year End” table below for a description of the disposition of all equity grants made to Mr. Schaub as a result of his resignation as an officer of the Company.
(1)	With respect to Mr. Benaroya, the amount in the salary column for 2013 includes $182,143 paid to RB, Inc. (a company of which Mr. Benaroya is a principal shareholder) from January 1, 2013 through March 13, 2013 pursuant to its agreement with the Company for the provision of Mr. Benaroya’s services as interim Executive Chairman and acting CEO. During the term of such engagement, Mr. Benaroya did not receive directors’ fees, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. See “Employment Contracts and Arrangements” below. All amounts in 2012 represent fees paid to RB, Inc. With respect to Mr. Schaub, the amount in the salary column for 2013 includes $14,423 paid to him as a non-officer employee pursuant to the terms of his Consulting Agreement with the Company, described in “Employment Contracts and Arrangements” below.
(2)	With respect to Ms. Carr and Ms. Friedman in 2013, the amount represents the portion of their potential incentive compensation award under the ICBP that was guaranteed pursuant to the terms of their respective employment agreements with the Company. As these amounts were not tied to any performance measure, they were classified as bonuses.
(3)	Reflects the aggregate grant date fair value of RSU awards for the years shown, computed in accordance with FASB ASC Topic 718. These amounts reflect the Company’s accounting expense and do not necessarily correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for these awards can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”), in footnote 15 to the Notes to Consolidated Financial Statements.
(4)	Reflects the aggregate grant date fair value of option and/or SAR awards for the years shown, computed in accordance with FASB ASC Topic 718. These amounts reflect the Company’s accounting expense and do not necessarily correspond to the actual value that will be realized by the NEOs. Assumptions used in determining the grant date fair values for these awards can be found in the 2013 10-K, in footnote 15 to the Notes to Consolidated Financial Statements. For Mr. Goldfarb in 2013, includes the incremental fair value ($11,000) of 66,250 SARs and 44,700 stock options which will be permitted to remain outstanding until July 14, 2014 (90 days following the expiration of his Consulting Agreement with the Company), instead of their scheduled expiration date of November 14, 2013 (90 days following his resignation as an officer of the Company).

(5)	No NEOs earned awards under the ICBP in 2013, but see footnote (2) above for information regarding guaranteed bonus payments under the ICBP made to Ms. Carr and Ms. Friedman in 2013.
(6)	The perquisites and other personal benefits included within the “All Other Compensation” for each named executive officer are as follows:

Name	Year	Annual Car Allowance	Income Recognized from Provision of Group Term Life Insurance ($)(a)	Contributions to 401(k) Plans ($)(b)	Other ($)(c)	Total ($)
Raphael Benaroya	2013	n/a	3,517	7,650	40,000	51,167
	2012	n/a	n/a	n/a	n/a	n/a
Kerry Carr	2013	n/a	870	7,650	n/a	8,520
	2012	n/a	48	1,615	n/a	1,663
Jodie Simon Friedman	2013	n/a	152	n/a	n/a	152
Marc S. Goldfarb	2013	8,631	496	6,709	179,072	194,908
	2012	13,200	561	7,500	n/a	21,261
Richard Schaub	2013	n/a	518	9,375	n/a	9,893
	2012	n/a	80	5,459	n/a	12,751

(a)	Such group term life insurance coverage is generally provided to all employees. Amounts represent the portion of the premium paid for amounts in excess of the limits for tax purposes.
(b)	Amounts represent the relevant employer’s match to contributions under the 401(k) Plans on the same basis as provided to all employees. Does not include investment gains or losses under the 401(k) Plans. Because the contributions to the 401(k) Plans are not fixed, and because it is impossible to calculate future income, it is not currently possible to calculate an individual participant’s retirement benefits.
(c)	With respect to Mr. Benaroya in 2013, reflects legal fees reimbursed by the Company in connection with the negotiation of his employment agreement. With respect to Mr. Goldfarb in 2013, represents a lump sum cash payment of $45,479 in respect of accrued vacation days, and amounts earned by him under his Consulting Agreement with the Company in 2013 (consisting of $129,375 in compensation and $4,218 in reimbursement of COBRA premiums). The Company also extended the expiration date of 66,250 SARs and 44,700 options held by Mr. Goldfarb from November 14, 2013 to July 14, 2014. See footnote (4) above and Note (A) to the “2013 Outstanding Equity Awards at Fiscal Year End” table below.

Employment Contracts and Arrangements

The following is a description of employment contracts and arrangements, and where applicable, post-termination agreements, between the Company and each NEO.

Mr. Benaroya (acting CEO from September 12, 2011 until March 14, 2013; President and CEO thereafter)

Interim Agreement

Pursuant to an agreement between the Company and RB, Inc., a Delaware corporation of which Mr. Benaroya is a principal shareholder, originally entered into as of September 12, 2011, and modified as of February 14, 2012, RB, Inc. provided the full-time services of Raphael Benaroya to the Company as interim Executive Chairman and acting CEO until March 14, 2013, for a fee of $75,000 per calendar month ($100,000 per calendar month prior to September 2012). Mr. Benaroya was not paid directors’ fees during the term of his engagement as interim Executive Chairman, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. The agreement with RB, Inc. was terminated in connection with the appointment of Mr. Benaroya as President and Chief Executive Officer described below.

Current Employment Agreement

On March 14, 2013, the Company and Mr. Benaroya entered into an employment agreement (the “CEO Agreement”) with respect to his employment as President and Chief Executive Officer of the Company, for a term of four years, subject to annual extensions unless the Company or Mr. Benaroya provides written notice of termination to the other party at least four months prior to the end of the then-current term (and subject to earlier termination as provided in the Agreement).

Base Salary

Pursuant to the CEO Agreement, Mr. Benaroya is entitled to an annual base salary of $650,000 (prorated for the period of his service as President and CEO in 2013). The Compensation Committee will consider annual increases in such base salary, which may only be decreased under specified limited circumstances (a “Permitted Decrease”). His employment is “at will”.

Incentive Compensation

Pursuant to the CEO Agreement, Mr. Benaroya is eligible for an annual performance-based cash incentive compensation opportunity under the ICBP, including for the full 2013 calendar year, with an IC Percentage of 50%. The performance goals applicable to Mr. Benaroya will be established by the Compensation Committee annually in consultation with Mr. Benaroya, and will not be established at levels that are more stringent than comparable performance goals applicable to other executive officers of the Company for such year. Amendments to the ICBP will not apply to Mr. Benaroya without his consent.

Equity Awards

Pursuant to the CEO Agreement, on March 15, 2013, the following equity grants were made to Mr. Benaroya: (i) 200,000 Incentive Stock Options (“ISOs”) under the 2008 EIP; (ii) 200,000 inducement nonqualified stock options outside of the 2008 EIP (“NQSOs”); and (iii) 600,000 stock appreciation rights under the 2008 EIP (the “Cash SARs”). Vested Cash SARs were originally exercisable solely for cash, however, upon the approval of the Company’s shareholders at the 2013 Annual Meeting of Shareholders, all of the Cash SARs were converted into Nonqualified Stock Options (on a one-for-one basis) under the 2008 EIP (with no change to the exercise price, deemed date of grant, vesting schedule, or other terms thereof) (referred to herein as “Replacement Options”).

The exercise price per share of each of the ISOs, NQSOs, and Replacement Options is the closing price per share of the Company’s Common Stock on the New York Stock Exchange on the grant date. The ISOs, NQSOs, and Replacement Options are referred to herein as the “Equity Awards”.

Twenty five percent of the ISOs vested on the date of grant, and an additional twenty-five percent will vest on each of the first, second and third anniversaries of the date of grant. The NQSOs were immediately vested on the grant date. 15,625 of the Replacement Options vest on the last day of each month during the first consecutive 24 months of the original term of the CEO Agreement (commencing March 31, 2013), and 9,375 of the Replacement Options will vest on the last day of each month during the subsequent consecutive 24 months. The Equity Awards generally expire on the tenth anniversary of the grant date. The vesting schedule and the period of exercisability of the Equity Awards will be accelerated on the occurrence of specified events as described below.

Other Benefits

Mr. Benaroya is entitled to participate in the Company’s employee benefit plans and perquisites applicable to senior executives generally and on a basis no less favorable than those provided to other senior executives. In addition, Mr. Benaroya is entitled to four weeks of annual paid vacation, or such greater amount provided to any other senior executive or pursuant to Company policy (equivalent to two additional weeks based on tenure), and director’s and officer’s liability insurance coverage during the term of his employment and for six years thereafter, providing coverage equal to at least current levels, or if greater, the coverage provided to any other present or former senior executive or director of the Company. Mr. Benaroya was also reimbursed for his legal fees in connection with the CEO Agreement in the amount of $40,000.

Stock Purchase

Pursuant to the terms of the CEO Agreement, Mr. Benaroya was entitled to purchase from the Company, for a period of 30 open trading window days following the execution of the Agreement, up to 200,000 shares of the Company’s Common Stock at fair market value at the time of purchase. He exercised this purchase right for all 200,000 shares on August 28, 2013.

Termination Benefits

If the employment of Mr. Benaroya is terminated by the Company for Cause or by Mr. Benaroya without Good Reason (each as defined below), he will be entitled to receive his base salary earned through the date of termination, bonus amounts under the ICBP earned for any prior year and not yet paid, and other vested amounts and benefits, if any, provided under applicable Company programs and policies in which he participated prior to the date of the CEO Agreement (collectively, the “Accrued Benefits”). In addition, the unvested portion of any Equity Award will be cancelled or immediately forfeited, as applicable. If Mr. Benaroya’s employment is terminated by the Company for Cause (defined below), any unexercised vested portion of any Equity Award will generally remain exercisable for a period of 30 open trading window days following such termination (subject to extension to the extent the Company’s insider trading policy or applicable law prohibits the exercise of the Equity Award or the sale of the underlying shares at the end of such period). If the employment of Mr. Benaroya is terminated by Mr. Benaroya without Good Reason, the vested portion of any Equity Award will be generally exercisable for a period of 6 months following the termination date, or if later, until the 30th open trading window day following such termination (subject to extension as described above). Notwithstanding the foregoing, in no event will an Equity Award be exercisable after the expiration of its term.

If Mr. Benaroya’s employment terminates as a result of the expiration of the CEO Agreement at the end of its term, Mr. Benaroya will be entitled to the Accrued Benefits, as well as the prorated amount of the bonus to which he would otherwise have been entitled under the ICBP had his employment continued through the end of the relevant year, based upon actual achievement of the relevant performance goals (the “Prorated Bonus Amount”). In addition, the Equity Awards will remain exercisable for the remainder of their respective terms.

If Mr. Benaroya’s employment is terminated by the Company without Cause or he terminates his employment for Good Reason (defined below), Mr. Benaroya will be entitled to receive the Accrued Benefits, his base salary (without regard to any Permitted Decrease) for a period of nine months after the termination date, the Prorated Bonus Amount, the amount of COBRA premiums for Mr. Benaroya and his family for continued coverage under the Company’s medical and dental programs, if any during the nine-month period following the date of termination (the “COBRA Amount”), and continued coverage under the Company’s life insurance program for a period of nine months following the termination date. In order to receive such benefits (and the accelerated vesting of Equity Awards described below), Mr. Benaroya must execute a release, substantially in the form of Release attached to the CEO Agreement. In addition, in the event of any such termination, the unvested portion of any Equity Award (as well as the unvested portion of any additional equity awards granted to Mr. Benaroya) will become immediately vested, and will remain exercisable in accordance with their respective terms.

If Mr. Benaroya’s employment is terminated by the Company as a result of his Disability (as defined below), he will be entitled to receive the Accrued Benefits (including payments under the Company’s long-term disability insurance plan to the extent provided for therein), the Prorated Bonus Amount, the COBRA Amount, and continued coverage under the Company’s life insurance program for a period of nine months following the termination date. If the employment of Mr. Benaroya is terminated as a result of his death, his estate will be entitled to receive the Accrued Benefits and the Prorated Bonus Amount. In addition, the death benefit under the Company’s life insurance program shall be paid to his designated beneficiary (or his estate in the absence of such designation), and Mr. Benaroya’s family shall be entitled to reimbursement of the COBRA Amount. In the event that the employment of Mr. Benaroya is terminated as a result of his death or Disability, the unvested portion of any Equity Award (as well as the unvested portion of any additional equity awards granted to Mr. Benaroya) will become immediately vested to the same extent as if Mr. Benaroya had completed an additional two years of service after the date of termination, and shall remain exercisable for the shorter of one year following the date of termination and the remainder of their term.

If Mr. Benaroya’s employment is terminated by the Company without Cause or by Mr. Benaroya for Good Reason at any time on or after, or within six months before the occurrence of a Change of Control, Mr. Benaroya will be entitled to the payments and benefits described above with respect to such terminations. Notwithstanding the foregoing, if a Change of Control occurs and outstanding Equity Awards and/or other Company equity awards issued to Mr. Benaroya are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such Change of Control, each such award, whether or not previously vested, will be converted into the right to receive cash, or at the election of Mr. Benaroya, consideration in a form that is pari passu with the form of the consideration payable to the Company’s shareholders in exchange for their shares (less any applicable exercise price). Any award that is not assumed or converted (as described above) may be canceled at the time of the Change of Control for no consideration if its per share exercise price is greater than such per share fair market value of the Company’s Common Stock.

No Mitigation

In the event of the termination of Mr. Benaroya’s employment for any reason, he shall be under no obligation to seek other employment or otherwise mitigate damages, and there shall be no offset against any amounts due him under the CEO Agreement on account of any remuneration attributable to any subsequent employment that he may obtain.

Non-Compete

The CEO Agreement includes a restriction against specified competitive activities during Mr. Benaroya’s employment by the Company and for a period of nine months thereafter and a non-solicitation agreement for a period of nine months following his termination, unless the termination of Mr. Benaroya’s employment results from the expiration of the CEO Agreement at the end of its term.

Section 280G(b)(2)

The CEO Agreement includes a provision that would, under specified circumstances and at Mr. Benaroya’s request, reduce the aggregate of amounts constituting a “parachute payment” under Section 280G(b)(2) of the Internal Revenue Code to an amount that will equal three times his base amount less $1.00.

Terms used in the preceding discussion are defined in the CEO Agreement as follows:

• “Cause” is defined generally to mean (subject to applicable cure periods set forth in the Agreement): (A) willful failure by Mr. Benaroya to perform his material duties as an employee of the Company; (B) his conviction of, or plea of guilty or nolo contendere to, a felony; (C) his theft or misuse of material Company property; or (D) willful misconduct or an act of moral turpitude which is materially injurious to the Company, monetarily or otherwise; provided that Cause does not include a finding of liability in pending or future shareholder, derivative or punitive class actions or other civil actions.

• “Change of Control” is defined generally to mean: (a) any one person or group acquires ownership of shares of the Company that, together with the shares of the Company held by such person or group, constitutes more than 40% of the total fair market value or total voting power of the shares of the Company; (b) any one person or group acquires, or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons, ownership of shares of the Company having 30% or more of the total voting power of the shares of the Company; (c) one-half or more of the members of the Company’s Board are replaced during any 18-month period by directors whose appointment or election is not endorsed by at least 66 2/3% of the Company’s Board prior to the date of such appointment or election (other than a result of an election contest); or (d) any one person or group acquires, or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons, assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions (subject to specified exceptions). A Change of Control will be deemed to have occurred upon the consummation of a merger or consolidation of, or similar type of corporate transaction involving the Company or any subsidiary thereof with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) more than 60% of the combined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation.

• “Disability” will be deemed to have occurred if Mr. Benaroya is absent from work for at least 135 consecutive days or for 135 days (whether or not consecutive) in any calendar year by reason of a physical or mental illness or injury.

• “Good Reason” is defined generally to mean the occurrence of any of the following events without Mr. Benaroya’s express written consent (subject to applicable cure periods set forth in the Agreement): (A) a diminution of his base salary (subject to specified exceptions) or his annual bonus opportunity; (B) a diminution in his position, title, authority, duties, or responsibilities; (C) a relocation of the Company’s headquarters office outside of a 35 mile radius of the current office (other than a relocation to the current offices of LaJobi, Inc.); (D) a material breach of the Agreement by the Company; or (E) in connection with a Change of Control (defined below), the failure or refusal by the successor or acquiring company (or parent thereof) to expressly assume the obligations of the Company under the Agreement.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Benaroya during 2013.

Ms. Carr (EVP, COO and CFO)

Effective as of September 12, 2012, Kerry Carr was appointed to the position of Executive Vice President and Chief Operating Officer of the Company pursuant to the terms of an agreement between Ms. Carr and the Company, as amended (the “Carr Agreement”), and also serves as Chief Financial Officer (effective as of July 1, 2013).

Base Salary

Ms. Carr’s current annual base salary is $375,000. Subsequent base salary increases will be considered annually by the Compensation Committee in its discretion.

Incentive Compensation

Ms. Carr is eligible to participate in the ICBP, with an IC Percentage of 50%, provided that for 2013 only, Ms. Carr was guaranteed a minimum bonus payment of $50,000. The performance goals for Ms. Carr shall be established annually by the Compensation Committee, and she will have an opportunity to consult with the Compensation Committee with respect to such goals.

Equity Awards

Pursuant to the Carr Agreement, Ms. Carr was issued an inducement grant of 373,134 SARs (outside of the 2008 EIP, as a result of the limited number of shares remaining available for grant thereunder). The SARs may be settled in cash, Common Stock, or a combination of both, in the sole discretion of the Compensation Committee, and are generally exercisable for a period of ten years from the date of grant. The SARs will vest at a rate of 20% per year commencing on the first anniversary of the date of grant.

Other Benefits

Ms. Carr is entitled to participate in the Company’s employee benefit plans and programs applicable to senior executives generally, and to three weeks of annual paid vacation (equivalent to one additional week based on tenure.

Termination Benefits

If Ms. Carr’s employment is terminated by the Company for Cause or by Ms. Carr without Good Reason (each as defined below), or by reason of her death or disability, she will be entitled to receive her base salary through the date of termination, accrued vacation and any amounts required under the terms of the Company’s employee benefit plans. Subject to the provisions described below, if the Company terminates Ms. Carr’s employment without Cause or she terminates such employment for Good Reason, Ms. Carr shall also be entitled to receive base salary continuation, and medical and dental coverage, for six months following termination of employment subject to her execution of a release of claims in a form satisfactory to the Company. Notwithstanding the foregoing, if Ms. Carr’s employment is terminated by the Company without Cause or by Ms. Carr for Good Reason within six months following the consummation of a Change in Control (as defined below), the foregoing benefits shall be extended by an additional period of six months. In the event of disability or death of Ms. Carr while in the employ of the Company, all unexercised SARs will be deemed vested and may be exercised for up to one year (or the exercise period, if shorter) after such event. If Ms. Carr retires, vested unexercised SARs may be exercised within one year of such retirement or the remaining term of the grant, if earlier. If Ms. Carr’s employment is terminated for any other reason, any unexercised SARs will be cancelled and deemed terminated immediately, except that if her employment is terminated by the Company for other than Cause, all unexercised SARs, to the extent vested, may be exercised within 90 days of the date of such event (or the exercise period, if shorter).

On March 26, 2013, the Carr Agreement was amended to specify that in the event of a specified change in control (defined for this purpose generally to mean the acquisition of all the Company’s shares or assets by an unrelated party or a merger or consolidation other than a merger or consolidation resulting in the voting securities of the Company outstanding immediately prior thereto representing more than 60% of the voting securities of the surviving entity immediately thereafter), if any unexercised SARs are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such change of control, each such SAR, whether or not previously vested, will be converted into the right to receive cash, or at Ms. Carr’s election, consideration in a form that is pari passu with the form of the consideration payable to the Company’s shareholders in exchange for their shares (less any applicable exercise price). Any award that is not assumed or converted as described above may be canceled at the time of such change in control for no consideration if its per share exercise price is greater than such per share fair market value of the Company’s Common Stock. In addition, if Ms. Carr’s employment is terminated by the Company without Cause or by Ms. Carr for Good Reason within nine months following such a change in control, her SARs shall immediately vest, and remain exercisable for the remainder of their term.

Non-Compete

The Carr Agreement includes a restriction against specified competitive activities as well as a non-solicitation provision during Ms. Carr’s employment by the Company and for a period of one year thereafter.

Ms. Carr’s employment is “at will”.

Terms used in the preceding discussion of the Carr Agreement are defined as follows:

• “Cause” means she: (i) shall have been convicted of or entered a plea of nolo contendere with respect to any felony or any other crime (other than minor traffic offenses) involving fraud, theft, misappropriation, dishonesty, or embezzlement; (ii) shall have committed intentional acts that materially impair the goodwill or business of the Company or cause material damage to its property, goodwill or business; (iii) shall have refused to, or willfully failed to, perform her material duties; (iv) shall have violated in any material respect any written policies or procedures of the Company; or (v) shall have breached the representations and warranties set forth in her employment agreement (subject to a 10 day cure period, if applicable);

• “Change in Control” is defined generally as when: (i) any person or group, other than specified existing 5% beneficial owners of the Company’s voting securities, becomes the beneficial owner of more than 30% of the Company’s voting power (subject to specified exclusions) (ii) as a result of any proxy solicitation made otherwise than on behalf of the Board, continuing directors cease to be a majority of the Board; (iii) the merger, consolidation, or other business combination other than one immediately following which current stockholders continue to own at least 60% of the voting power in the Company or other resulting entity (in substantially the same proportion); (iv) the sale of all or substantially all of the Company’s assets, other than one immediately following which the then-existing stockholders are the beneficial owners of at least 60% of the voting power in the purchasing entity (in substantially the same proportions); or (v) consummation of a recapitalization or similar transaction in which any person or group, other than specified existing 5% beneficial owners, becomes the beneficial owner in excess of 30% of the Company’s voting power; and

• “Good Reason” means her removal from her executive officer position (without terminating her employment) or other material diminution of her duties or responsibilities without her express written consent (subject to a 30 day cure period, if applicable).

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Ms. Carr during 2013. The terms of outstanding options awarded to Ms. Carr are described in the “2013 Outstanding Equity Awards at Fiscal Year End” table below.

Ms. Friedman (VP and General Counsel)

General

On August 14, 2013, Jodie Simon Friedman commenced her role as Vice President, General Counsel and Secretary of the Company at an annual base salary of $325,000. Ms. Friedman joined the Company on June 3, 2013, at the same annualized base salary. In accordance with the terms of her current employment arrangement with the Company, Ms. Friedman is entitled to participate in the ICBP with an IC Percentage of 40% (provided that for 2013 only, she was guaranteed a minimum bonus thereunder of $35,000). In connection with the commencement of her employment with the Company, Ms. Friedman was awarded 150,000 stock options under the 2013 EIP, which vest ratably over a five-year period, commencing on the first anniversary of the grant date. Additional equity grants are at the discretion of the Compensation Committee. Her employment is at will.

Termination Benefits

If Ms. Friedman’s employment is terminated by the Company without Cause (as defined in the 2008 EIP), she shall be entitled to receive base salary continuation, for a period of six months, subject to her execution of a release of claims in the Company’s form. In the event of a Change in Control (the acquisition of all the Company’s shares or assets by an unrelated party, or a merger or consolidation of the Company with any other entity other than a merger or consolidation resulting in the voting securities of the Company outstanding immediately prior thereto representing more than 60% of the voting securities of the surviving entity immediately thereafter), if any unexercised options are not assumed or converted into comparable awards with respect to the stock of the acquiring or successor company (or parent thereof), then immediately prior to such Change of Control, any unexercised options will be converted into the right to receive cash, or at Ms. Friedman’s election, consideration in a form that is pari passu with the form of the consideration payable to the Company’s shareholders in exchange for their shares (less any applicable exercise price). Any award that is not assumed or converted as described above may be canceled at the time of the Change of Control for no consideration if its per share exercise price is greater than such per share fair market value of the Company’s Common Stock. In addition, if Ms. Friedman’s employment is terminated by the Company without Cause or by Ms. Friedman for Good Reason (a material reduction in her authorities or responsibilities) within nine months following a Change in Control, her options shall immediately vest, and remain exercisable for the remainder of their term.

Other Benefits

Pursuant to her arrangement with the Company, Ms. Simon Freidman is also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company. Ms. Friedman is also entitled to four weeks annual paid vacation (two more than she would be entitled to based on tenure).

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Ms. Friedman during 2013. The terms of outstanding options awarded to Ms. Friedman are described in the “2013 Outstanding Equity Awards at Fiscal Year End” table below.

Mr. Goldfarb (resigned as SVP and General Counsel as of August 14, 2013)

Marc S. Goldfarb was hired as Vice President, General Counsel and Secretary of the Company on September 26, 2005, and served as Senior Vice President and General Counsel of the Company from May 31, 2006 through his resignation as of August 14, 2013. During 2013, his annual base salary was $341,537. Mr. Goldfarb participated in the ICBP in 2013 with an IC Percentage of 50%. Other than stock options awarded to Mr. Goldfarb in connection with the commencement of his employment, equity grants were at the discretion of the Compensation Committee. His employment was “at will”.

Pursuant to his employment arrangement with the Company prior to his resignation, Mr. Goldfarb was also entitled to participate generally in all retirement, savings, welfare and other employee benefit plans and arrangements provided to other executive officers of the Company, including the Company’s severance policy (prior to its termination) with a guaranteed minimum of 8 months of severance, and received a monthly car allowance. Mr. Goldfarb was also entitled to three weeks annual paid vacation.

Mr. Goldfarb resigned as Senior Vice President and General Counsel of the Company to pursue other opportunities as of August 14, 2013. On September 18, 2013, the Company entered into a Consulting Agreement (the “MG Agreement”), effective as of August 15, 2013, with Mr. Goldfarb, for his retention as a legal consultant to the Company until April 14, 2014. Pursuant to the MG Agreement, Mr. Goldfarb received an aggregate: (i) $229,557 in consulting fees; (ii) $7,499, representing the value for the benefit of COBRA reimbursements.

The MG Agreement contained a non-solicitation agreement during its term, and also contains customary confidentiality and mutual release provisions. In addition, the MG Agreement provided that Mr. Goldfarb would not be required to provide services exceeding one half day per week. Pursuant to the MG Agreement, the Company will indemnify Mr. Goldfarb from all losses and damages arising out of or in connection with the MG Agreement, except to the extent caused by Mr. Goldfarb’s gross negligence or willful misconduct (in which case Mr. Goldfarb shall be liable for direct damages only). Any equity awards which were vested as of August 14, 2013 will continue to be exercisable until July 14, 2014. All unvested equity was forfeited at the time of his resignation.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Goldfarb during the period covered by the table. The terms of outstanding equity awarded to Mr. Goldfarb are described in the “2013 Outstanding Equity Awards at Fiscal Year End” table below.

Mr. Schaub (resigned as President of LaJobi as of December 5, 2013)

Mr. Schaub became the President of Sassy in February 2010 pursuant to an employment agreement dated February 19, 2010 and amended as of November 23, 2010, and also became the President of LaJobi in March of 2011. In June of 2011, Dean Robinson was appointed as the President of Sassy, and Mr. Schaub also became group head of Sassy (to whom Mr. Robinson reported) through the end of 2012. Mr. Schaub’s annual base salary prior to his resignation on December 5, 2013 was $375,000. Mr. Schaub participated in the ICBP during 2013 with an IC Percentage of 50%.

A grant of SARS and RSUs was made to Mr. Schaub in connection with the commencement of his employment. In addition, a grant of SARS and RSUs was made to Mr. Schaub on January 3, 2011 in accordance with the terms of the amendment to his employment agreement as of November 23, 2010. Further equity grants were at the discretion of the Compensation Committee. Prior to his resignation, Mr. Schaub was eligible to participate in all benefit programs made generally available to executives of LaJobi, as well as the Company’s severance policy prior to its termination. Mr. Schaub was entitled to three weeks annual paid vacation (equivalent to one additional week based on tenure), and his employment was “at will”.

Mr. Schaub’s employment agreement contained a confidentiality, non-disparagement, non-compete for the period of employment and any period thereafter during which Mr. Schaub receives any severance payments, and one year post-employment non-solicitation provision.

On December 5, 2013, Mr. Schaub, by mutual agreement with LaJobi, resigned as LaJobi’s President. In connection with his departure, on December 5, 2013, LaJobi entered into a Consulting Agreement (the “RS Agreement”) with Mr. Schaub. Pursuant to the terms of the Agreement, from December 5, 2013 until January 3, 2014 (the “Transition Period”), Mr. Schaub remained employed by LaJobi as a senior business advisor and from January 4, 2014 until March 14, 2014 (the “Consulting Period”), Mr. Schaub became a consultant to LaJobi. Pursuant to the RS Agreement, Mr. Schaub received $31,731, representing his base salary through the termination of the Consulting Period.

During the Transition Period, outstanding equity awards continued to vest in accordance with their terms. Equity awards which were vested on January 3, 2014 continued to be exercisable until April 3, 2014. All unvested equity at such time were forfeited.

The RS Agreement provided that Mr. Schaub not be required to provide services during the Consulting Period exceeding 10 hours per week. The RS Agreement contains a non-solicitation agreement during the Consulting Period and for a period of twelve months thereafter, and also contains customary confidentiality and mutual release provisions. LaJobi reimbursed Mr. Schaub for $2,000 of legal expenses incurred in connection with the negotiation of the RS Agreement.

See footnote 6 of the “Summary Compensation Table” above for a description of perquisites received by Mr. Schaub during 2013. The terms of outstanding equity awarded to Mr. Schaub are described in the “2013 Outstanding Equity Awards at Fiscal Year End” table below.

Material Terms of ICBP

A description of the ICBP, including its material terms and a description of the criteria to be applied in determining amounts payable thereunder, is set forth in “Operation of the 2013 ICBP” above.

Termination of Employment and Change-In-Control Arrangements

The following is a description of Company plans that pertain to the termination of employment of NEOs.

401(k) Plans

The Company offers eligible employees the opportunity to participate in a 401(k) Plan based on employees’ pretax salary deferrals with discretionary Company matching contributions. Participating employees may elect to contribute from 1% to 80% (but not in excess of the amount permitted by the Code, i.e., $17,500 in 2013, and $23,000 in 2013 for employees age 50 and older who elect to make catch-up contributions) of their compensation, on a pretax basis, to the relevant 401(k) Plan. Because the 401(k) Plans are qualified defined contribution plans, if certain highly compensated employees’ contributions exceed the amount prescribed by the Code, such contributions will be reduced or limited. Employees’ contributions are invested in one or more of several funds (as selected by each participating employee). With respect to NEOs during 2013, the Company and LaJobi matched a portion (one-half of any amount up to 6%, and 100% of any amount up to 3%, of salary contributed, respectively) of the compensation deferred by each NEO. Matching contributions vest ratably over four years for the Company, and over six years for LaJobi). Under certain circumstances, the 401(k) Plans may permit participants to make withdrawals or receive loans therefrom prior to retirement age.

Equity Incentive Plans

2013 Equity Incentive Plan (the “2013 EIP”)

The Board adopted the 2013 EIP on May 22, 2013. The 2013 EIP was approved by the Company’s shareholders on July 18, 2013 at its 2013 Annual Meeting of Shareholders. The 2013 EIP is a successor to the 2008 EIP (defined below), which terminated as of July 10, 2013 (although outstanding awards thereunder continue to be covered thereby). As is described below, the 2013 EIP contains provisions which accelerate the vesting schedule and shorten the period of exercisability of outstanding awards in the event that a grantee’s employment is terminated under specified conditions, and permits adjustments to outstanding awards in the event of specified corporate transactions. The following is a summary of such provisions. The 2013 EIP is described in detail in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders.

The 2013 EIP provides for awards in any one or a combination of: (a) stock options, (b) SARs, (c) restricted stock, (d) stock units, (e) non-restricted Stock, and/or (f) dividend equivalent rights, any of which may constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended).

Vesting, Term and Acceleration Provisions of Awards

Subject to the following (and unless an award agreement specifies otherwise), awards under the 2013 EIP generally vest over a five year period, and with respect to awards of stock options and SARs, generally remain exercisable for a period of 10 years from the date of grant. With respect to awards of stock options and SARs (other than such awards to outside directors, which is discussed in the following paragraph), (i) upon Disability (as defined in the 2013 EIP) or death, all unexercised awards vest, and may be exercised for up to one year or, if shorter, for their remaining term; and (ii) if a grantee’s employment is terminated for any other reason, all unexercised awards are cancelled as of the termination date; provided however, if a grantee’s employment is terminated for reasons other than Cause (as defined in the 2013 EIP), vested unexercised awards may be exercised within 90 days of termination, or, if shorter, for their remaining term, and if a grantee retires (as defined in the Company’s 401(k) Plan), vested unexercised awards may be exercised within one year of such retirement, or if shorter, for their remaining term.

With respect to awards of awards of stock options and SARs to outside directors, unless otherwise provided in the relevant award agreement, in the event of the death or Disability of a grantee while serving as a member of the Board, all unexercised awards vest, and may be exercised for up to one year or, if shorter, for their remaining term; if a grantee ceases to serve as a member of the Board for any other reason, vested awards shall be exercisable for a period of 90 days following termination, or, if shorter, for their remaining term.

With respect to restricted stock or RSUs, unless otherwise provided in an agreement governing the award, upon a grantee’s termination of employment for any reason (not including an authorized leave of absence) all non-vested awards are forfeited, except in the event of Disability or death, in which case all restrictions lapse as of the date of the relevant event.

Adjustments

The committee administering the plan may adjust the aggregate number of shares of Common Stock available for awards thereunder, the exercise price of any awards thereunder, and any or all other matters it deems appropriate, including, without limitation, accelerating the vesting and/or exercise period pertaining to any award thereunder, in the event of specified changes in the outstanding Common Stock or a change in the Company’s capital structure as a result of specified corporate transactions, or under other circumstances specified in the 2013 EIP. However, no reduction in the exercise price of a stock option or SAR shall be effective unless it is approved by the Company’s shareholders.

2008 Equity Incentive Plan (the “2008 EIP”)

The 2008 EIP was approved by the Company’s shareholders as of July 10, 2008. The 2008 Plan is a successor to the 2004 Plan (defined below), which terminated as of the date of such approval (although outstanding awards thereunder continue to be covered thereby). The 2008 EIP contains the same provisions which accelerate the vesting schedule and shorten the period of exercisability of outstanding awards in the event that a grantee’s employment is terminated under specified conditions, and permit adjustments to outstanding awards in the event of specified corporate transactions, as are described above with respect to the 2013 EIP.

For a more complete description of the 2008 EIP, see the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders.

2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Plan”)

The 2004 Plan provided for awards of options, restricted stock and non-restricted stock to officers, directors and key employees designated by the Compensation Committee (however, Non-Employee Directors could be awarded options only). Awards could no longer be granted under the 2004 Plan after July 10, 2008.

Acceleration of Vesting/Exercise Period

Subject to the following, options and restricted stock generally vest ratably over five years, commencing on the first anniversary of the date of grant and are generally exercisable for a period of ten years from the date of grant. With respect to awards of options (other than awards to Non-Employee Directors, which is discussed below), upon retirement (as defined in the Company’s 401(k) plan), Disability (as defined in the 2004 Plan) or death (either while employed or within the year after retirement), all unexercised options vest, and may be exercised for up to one year (unless provided otherwise in an option agreement evidencing the award) or the term of the unexpired option, if earlier; unless otherwise provided in an option agreement, (i) if a participant’s employment is terminated for reasons other than Cause (as defined in the 2004 Plan), vested unexercised options may be exercised within either: (a) 30 days of termination (for grants issued prior to August 2007); or (b) 90 days of termination (for grants issued subsequent to August 2007), or the term of the unexpired option, if earlier, and (ii) if a participant’s employment is terminated for any other reason, all options are cancelled as of the termination date.

With respect to awards of options to Non-Employee Directors, in the event of the death or Disability (as defined in the 2004 Plan) of a participant while serving as a member of the Board, all unexercised options vest, and may be exercised for up to one year (unless provided otherwise in an agreement evidencing the award) or the term of the unexpired option, if earlier; if a participant ceases to serve as a member of the Board for any other reason, vested options shall be exercisable for a period of 30 days following termination (unless otherwise provided in an agreement evidencing the award).

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

Adjustment provisions were similar to those contained in the 2013 EIP and 2008 EIP.

For a more complete description of the 2004 Plan, see the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

2013 Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards for the NEOs as of December 31, 2013.

	Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options/ SARs (#) Exercisable		Number of Securities Underlying Unexercised Options/ SARs (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/SAR Exercise Price ($)	Option/SAR Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($) (12)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (#)
Raphael Benaroya	5/4/2005	15,000	(1)	—			13.06	5/4/15
	11/1/2006	15,000	(2)	—			15.05	11/1/16
	12/27/2007	15,000	(3)	—			16.77	12/27/17
	7/10/2008	15,000	(4)	—			7.28	7/10/18
	9/22/2009	12,000	(5)	3,000	(5)		6.63	9/22/19
	7/15/2010	9,000	(6)	6,000	(6)		8.17	7/15/20
	7/19/2011	5,700	(7)	8,550	(7)		5.17	7/19/21
	3/15/2013	50,000	(8)	150,000	(8)		1.51	3/15/23
	3/15/2013	200,000	(9)	—			1.51	3/15/23
	3/15/2013	156,250	(10)	443,750	(10)		1.51	3/15/23
	7/19/2011								3,000	(11)	3,060
Kerry Carr	9/14/2012	74,627	(13)	298,507	(13)		1.34	9/14/22
Jodie Simon Friedman	7/18/2013	—		150,000	(14)		1.57	7/18/23
Marc Goldfarb (A)	12/26/2005	20,000	(15)	—			11.52	7/14/14
	12/27/2007	24,700	(16)	—			16.77	7/14/14
	2/24/2009	40,000	(17)	—			1.53	7/14/14
	3/8/2010	21,000	(18)	—			5.03	7/14/14
	3/9/2012	5,250	(19)	—			3.02	7/14/14
Richard Schaub (B)	2/24/2010	18,000	(20)	12,000	(20)		4.79	4/3/2014
	1/3/2011	—		50,000	(21)		8.50	4/3/2014
	3/9/2012	4,500	(22)	18,000	(22)		3.02	4/3/2014
	2/24/2010								4,000	(23)	4,080
	1/3/2011								10,000	(24)	10,200
	3/9/2012								6,000	(25)	6,120

(A)	In accordance with the provisions of the Consulting Agreement (the “MG Agreement”), effective as of August 15, 2013, executed in connection with the resignation of Mr. Goldfarb as Senior Vice President and General Counsel of the Company as of August 14, 2013, the vested portion of any outstanding equity awards made to Mr. Goldfarb as of August 14, 2013 will remain exercisable until July 14, 2014 (the 90th day following the expiration the MG Agreement), and the unvested portion of any outstanding equity awards made to Mr. Goldfarb as of such date were forfeited. The MG Agreement expired by its terms on April 14, 2014.

(B)	In accordance with the provisions of the Consulting Agreement (the “RS Agreement”), dated as of December 5, 2013, executed among the Company, LaJobi and Mr. Schaub in connection with his resignation as President of LaJobi as of such date, any outstanding equity awards made to Mr. Schaub as of December 5, 2013 continued to vest until January 3, 2014 (the date upon which, pursuant to the RS Agreement, Mr. Schaub’s employment terminated and his consultancy began). All vested equity awards on January 3, 2014 continued to be exercisable until April 3, 2014 (the 90th day following the termination of Mr. Schaub’s employment with the Company). The unvested portion of all outstanding equity awards made to Mr. Schaub as of January 3, 2014 was forfeited.
(1)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued under the 2004 Plan. All such options vested in full as of December 28, 2005.
(2)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued under the 2004 Plan. These options vested ratably over a five-year period, commencing on November 1, 2007, and were vested in full as of November 1, 2011.
(3)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued under the 2004 Plan. These options vested ratably over a five-year period, commencing on December 27, 2008, and were vested in full as of December 27, 2012.
(4)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued under the 2008 EIP. These options vested ratably over a five-year period, commencing on July 10, 2009, and were vested in full as of July 10, 2013.
(5)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 options issued under the 2008 EIP. These options vest ratably over a five-year period, commencing on September 22, 2010.
(6)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 15,000 SARs issued under the 2008 EIP. These SARs vest ratably over a five-year period, commencing on July 15, 2011.
(7)	Represents an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 14,250 SARs (and 5,000 RSUs discussed in footnote 11 below) issued under the 2008 EIP. These SARs vest ratably over a five-year period, commencing on July 19, 2012.
(8)	Represents a grant to Mr. Benaroya of 200,000 Incentive Stock Options (“ISOs”), issued under the 2008 EIP in connection with the commencement of his employment as President and Chief Executive Officer of the Company. 25% of the ISOs vested upon grant, and an additional 25% will vest on each of March 15, 2014, March 15, 2015 and March 15, 2016.
(9)	Represents a grant to Mr. Benaroya of 200,000 non-qualified inducement stock options, issued outside of the 2008 EIP in connection with the commencement of his employment as President and Chief Executive Officer of the Company, all of which were vested upon grant.
(10)	Represents a grant to Mr. Benaroya of 600,000 SARs, issued under the 2008 EIP in connection with the commencement of his employment as President and Chief Executive Officer of the Company. As originally issued, these SARs, when vested, were exercisable solely for cash. However, upon the approval of the Company’s shareholders on July 18, 2013, these cash SARs were converted, on a one-for-one basis, into non-qualified stock options under the 2008 EIP (with no change to the grant date, exercise price, vesting schedule or other terms thereof). 15,625 of such options vest on the last day of each month for a consecutive 24 month period (commencing March 31, 2013), and 9,375 of such options vest on the last day of each month for the subsequent consecutive 24 month period.

(11)	Represents the unvested portion of an annual grant to non-employee members of the Board, including Mr. Benaroya, consisting of 5,000 RSUs (and 14,250 SARS discussed in footnote 7 above) issued under the 2008 EIP. The RSUs vest ratably over a five-year period, commencing on July 19, 2012.
(12)	Calculated using the closing price of the Company’s Common Stock on the NYSE on December 31, 2013, the last business day of the year ($1.02).
(13)	Represents an inducement grant of 373,134 SARs to Ms. Carr in connection with the commencement of her employment as Executive Vice President and Chief Operating Officer of the Company, which vest ratably over a five-year period, commencing on September 14, 2013.
(14)	Represents a grant of 150,000 options to Ms. Friedman under the 2013 EIP, which vest ratably over a five-year period, commencing on July 18, 2014.
(15)	Represents the unexercised portion of an original grant of 40,000 options under the 2004 Plan, in connection with the commencement of employment of Mr. Goldfarb; all such options were deemed vested as of December 28, 2005. See Note (A) above.
(16)	Represents 24,700 options granted to Mr. Goldfarb under the 2004 Plan, which vested ratably over a five-year period commencing December 27, 2008, and vested in full as of December 27, 2012. See Note (A) above.
(17)	Represents the vested portion of an original grant of 50,000 SARs issued to Mr. Goldfarb under the 2008 EIP, which vested ratably over a five year period commencing February 24, 2010. The unvested portion of this award (10,000 SARs) was forfeited on August 14, 2013. See Note (A) above.
(18)	Represents the vested portion of an original grant of 35,000 SARs issued to Mr. Goldfarb under the 2008 EIP, which vested ratably over a five year period commencing March 8, 2011. The unvested portion of this award (14,000 SARs) was forfeited on August 14, 2013. See Note (A) above.
(19)	Represents the vested portion of an original grant of 26,250 SARs issued to Mr. Goldfarb under the 2008 EIP, which vested ratably over a five year period commencing March 9, 2013. The unvested portion of this award (21,000 SARs) was forfeited on August 14, 2013. See Note (A) above.
(20)	Represents an original grant of 30,000 SARs to Mr. Schaub under the 2008 EIP in connection with the commencement of his employment, which vested ratably over a five-year period commencing February 24, 2011. The vested portion of this grant remained exercisable until April 3, 2014, and the unvested portion of this grant (12,000 SARs) was forfeited as of January 3, 2014. See Note (B) above.
(21)	Represents a grant of 50,000 SARs to Mr. Schaub under the 2008 EIP, which became fully exercisable on January 3, 2014. See Note (B) above.
(22)	Represents an original grant of 22,500 SARS to Mr. Schaub under the 2008 EIP, which vested ratably over a five year period commencing March 9, 2013. The vested portion of this grant remained exercisable until April 3, 2014, and the unvested portion of this grant (18,000 SARs) was forfeited on January 3, 2014. See Note (B) above.

(23)	Represents the unvested portion of an original grant of 10,000 RSUs to Mr. Schaub under the 2008 EIP, which vested ratably over a five-year period, commencing on February 24, 2011. These RSUs were forfeited on January 3, 2014. See Note (B) above.
(24)	Represents a grant of 10,000 RSUs to Mr. Schaub under the 2008 EIP, which vested in full on January 3, 2014. See Note (B) above.
(25)	Represents the unvested portion of an original grant of 7,500 RSUs to Mr. Schaub under the 2008 EIP, which vested ratably over a five-year period, commencing on March 9, 2013. These RSUs were forfeited on January 3, 2014. See Note (B) above.

The impact of specified termination events and change of control transactions on the vesting of, and period of exercisability applicable to the awards set forth in footnotes 8, 9, 10, 13 and 14 above is described in detail under “Employment Contracts and Arrangements” above, under the sections captioned “Mr. Benaroya, Ms. Carr and Ms. Friedman, respectively. With respect to all other awards described above, the impact of specified termination events and change of control transactions on the vesting of, and the period of exercisability applicable to, equity grants made under the 2004 Plan, the 2008 EIP, and/or the 2013 EIP, as applicable, are described in detail in the sections captioned “Equity Incentive Plans” above.

Additional Narrative Disclosure

See “Termination of Employment and Change-in-Control Arrangements” above for a description of the Company’s 401(k) Plans and Equity Incentive Plans, and see “Employment Contracts and Arrangements” above for a description of contracts and arrangements between the Company and its NEOs in connection with a termination of employment or change in control.

2013 Director Compensation*

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(4)	Option/ SAR Awards ($)(3)(4))	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mario Ciampi	27,750	7,650	16,200	n/a	n/a	n/a	51,600
Fred Horowitz	38,000	7,650	16,200	n/a	n/a	n/a	61,850
Jan Loeb	11,000	7,850	16,500	n/a	n/a	n/a	35,350
Salvatore Salibello	35,250	7,650	16,200	n/a	n/a	n/a	59,100
Michael Zimmerman	18,750	7,650	16,200	n/a	n/a	n/a	42,600
Hugh Rovit	8,750	n/a	n/a	n/a	n/a	n/a	8,750

*	Mr. Benaroya is not included in the table because he stopped receiving compensation as a member of the Board upon his appointment as interim Executive Chairman and acting CEO of the Company effective September 12, 2011. Mr. Hugh Rovit is included in the table because he was a director of the Company until July 18, 2013.
(1)	Reflects board retainer fees and board and committee attendance fees. Also includes an award of 9,146 shares of common stock made to each current Non-Employee Director (defined below) in lieu of (and equivalent in value to) the February 2014 $7,500 semi-annual cash retainer.

(2)	Reflects the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718, with respect to issuances of RSUs to the directors in the table. These amounts reflect the Company’s accounting expense and do not necessarily correspond to the actual value that will be realized by such directors. Assumptions used in determining the grant date fair values for 2013 can be found in the 2013 10-K, in footnote 15 to the Notes to Consolidated Financial Statements. Each Non-Employee Director was issued 5,000 RSUs on July 10, 2013 under the 2008 EIP.
(3)	Reflects the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718, with respect to issuances of SARs to the directors in the table. These amounts reflect the Company’s accounting expense and do not necessarily correspond to the actual value that will be realized by such directors. Assumptions used in determining the grant date fair values for 2013 can be found in the 2013 10-K, in footnote 15 to the Notes to Consolidated Financial Statements. Each Non-Employee Director was issued 15,000 SARs on July 10, 2013 at an exercise price of $1.53 under the 2008 EIP.
(4)	Outstanding option/SAR awards at December 31, 2013 for each person who was a director in 2013 are as follows (the 15,000 SARs granted to each Non-Employee Director in 2013 were all unvested as of December 31, 2013):

Name	Outstanding Option Awards at 12/31/13	Vested Portion of Outstanding Option Awards at 12/31/13	Outstanding SAR Awards at 12/31/2013	Vested Portion of Outstanding SAR Awards at 12/31/13
Raphael Benaroya*	75,000	72,000	29,250	14,700
Mario Ciampi	45,000	42,000	58,500	17,550
Fred Horowitz	60,000	57,000	58,500	17,550
Jan Loeb	0	0	15,000	0
Salvatore Salibello	60,000	57,000	58,500	17,550
Michael Zimmerman	60,000	57,000	58,500	17,550
Hugh Rovit	0	0	0	0

*	This table only includes awards granted to Mr. Benaroya as a Non-Employee Director. Awards granted to Mr. Benaroya in connection with the commencement of his employment as President and CEO are described in detail in the section captioned “Employment Contracts and Arrangements — Mr. Benaroya”, and in the “2013 Outstanding Awards at Fiscal Year End” table above.

Outstanding RSU awards at December 31, 2013 for each person who was a director in 2013 are as follows (the 5,000 RSUs granted to each Non-Employee Director in 2013 were all unvested as of December 31, 2013):

Name	Outstanding RSU Awards at 12/31/13	Vested and Settled Portion of Original RSU Awards at 12/31/13
Raphael Benaroya*	3,000	2,000
Mario Ciampi	12,000	3,000
Fred Horowitz	12,000	3,000
Jan Loeb	5,000	0
Salvatore Salibello	12,000	3,000
Michael Zimmerman	12,000	3,000
Hugh Rovit	0	1,000

*	These awards were granted to Mr. Benaroya as a Non-Employee Director.

Directors who are employees of the Company (Mr. Benaroya during 2013) receive no additional compensation for services as a director; however, all directors are reimbursed for out-of-pocket expenses incurred in connection therewith. In addition, the following compensation arrangements applied to each director in 2013 who was not an officer or other employee of the Company (“Non-Employee Directors”): (i) an annual retainer for service as a director of $15,000; (ii) a fee for attendance at each Board meeting of $1,250, except that the Chairman of the Board, if any, receives $2,000 for each Board meeting attended; (iii) a fee for attendance at each Audit Committee meeting of $1,500, except that the Chairman of the Audit Committee receives $2,000 for each Audit Committee meeting attended; and (iv) a fee for attendance at each Board committee meeting, other than the Audit Committee, of $1,250, except that the Chairman of such committee receives $2,000 for each committee meeting attended. In addition, Non-Employee Directors are entitled to reimbursement of $2,000 per day for participation in any directors’ retreat attended during the year (there were none during 2013). Further, it is the current intention of the Board to grant to each Non-Employee Director, on the date of each Annual Meeting of Shareholders immediately following which such Non-Employee Director is serving on the Board, awards under the 2013 EIP (or any successor plan) with an aggregate value on the date of grant consistent with the Board’s then-current policy, to the extent such awards are available for issuance under such plan. Cash compensation to directors has not been changed to date from the arrangements approved in May of 2005, other than compensation for temporary special committees formed on an as-needed basis from time to time (the form and value of equity awards, however, does change periodically). However, the Board determined to issue shares of our common stock to Non-Employee Directors in lieu of (and equivalent in value to) the $7,500 February 2014 semi-annual cash retainer. As a result, 9,146 shares of common stock were issued to each current Non-Employee Director on February 5, 2014 (this amount is reported in the “Fees Earned” section of the 2013 Director’s Compensation table above).

The Committee engaged James F. Reda and Associates, LLC, a Division of Gallagher Benefits Services, Inc. (“REDA”) in 2013 to complete a director compensation study with respect to a sample of public companies based on specified selection criteria identified by the Committee, however, no changes to director compensation resulted therefrom. REDA serves at the discretion of the Committee. In addition, during 2013, REDA was engaged on a limited basis to do an analysis of certain elements of the 2013 EIP prior to its presentation to shareholders for approval at the Company’s 2013 Annual Meeting of Shareholders, to run various Monte Carlo and Black Scholes calculations with respect to outstanding equity grants, and to review the Company’s Compensation Discussion and Analysis for the year ended December 31, 2012. REDA provided no other services in 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information relating to equity compensation plans required by this Item is included under the caption “Equity Compensation Plan Information” in Item 12 of Part III of the Original Filing.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of April 23, 2014, the shares of Common Stock beneficially owned by each director of the Company, each named executive officer of the Company and by all directors and executive officers of the Company as a group. None of the shares of Common Stock beneficially owned by directors as set forth in the table below constitute directors’ qualifying shares nor have any of the shares set forth in the table below been pledged as security.

Name of Director, Officer or Identity of Group	Shares of Common Stock Beneficially Owned (1)(14)		Shares of Common Stock Acquirable Within 60 days (2)(14)		Total Shares of Common Stock Beneficially Owned (14)	% of Outstanding Common Stock
Raphael Benaroya	497,278	(3)	606,375	(4)	1,103,653	4.9%
Kerry Carr	40,000		—	(5)	40,000	*
Mario Ciampi	73,786	(6)	42,000	(7)	115,786	*
Jodie Simon Friedman	257		—	(8)	257	*
Marc S. Goldfarb	31,423		44,700	(9)	76,123	*
Frederick Horowitz	12,146	(10)	57,000	(7)	69,146	*
Jan Loeb	2,098,118	(11)	—	(12)	2,098,118	9.5%
Salvatore Salibello	17,146		57,000	(7)	74,146	*
Richard F. Schaub, Jr.	13,735		—		13,735	*
Michael Zimmerman	4,473,519	(13)	57,000	(7)	4,530,519	20.4%
All directors and officers as a group (11 persons**)	7,212,250		819,375		8,031,625	35.0%

*	Less than 1%.
**	Does not include Messrs. Goldfarb or Schaub, each of whom resigned from the Company as executive officers during 2013, and includes Dean Robinson, Keith Kotel and Bradley Sell, executive officers not otherwise included in the chart.
(1)	Each individual has the sole power to vote and dispose of the shares of Common Stock set forth in the table, except as provided in footnotes 11 and 13 below.
(2)	Consists of shares subject to stock options granted by the Company that are vested and exercisable, or are currently scheduled to vest within 60 days of April 23, 2014 as noted in the applicable footnotes below. Where equity grants are described as “not exercisable within 60 days of April 23, 2014”, or “not scheduled to vest within 60 days of April 23, 2014”, such grants are not currently scheduled to vest and/or be settled within such time period, without taking into account any vesting acceleration provisions described in “Equity Incentive Plans” above, or triggered under specified circumstances under any NEO’s individual arrangements with the Company.
(3)	Excludes 315 shares owned by Mr. Benaroya’s wife, with respect to which Mr. Benaroya disclaims beneficial ownership.
(4)	Excludes: (i) 468,625 options not exercisable within 60 days of April 23, 2014; and (ii) 29,250 SARs (14,700 of which are currently vested, and the remainder of which are not scheduled to vest within 60 days of April 23, 2014) and 3,000 RSUs, which, in each case, when vested and exercised/settled, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Benaroya.

(5)	Excludes 408,134 SARs (74,627 of which are currently vested, and the remainder of which are not scheduled to vest within 60 days of April 23, 2014), which, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Ms. Carr.
(6)	Of the number of shares listed, 61,640 are owned by PrenKid, LLC, a limited liability company owned 50% by Mr. Ciampi and 50% by Mr. Zimmerman.
(7)	Excludes: (i) 3,000 options not exercisable within 60 days of April 23, 2014; (ii) 12,000 RSUs; and (iii) 58,500 SARs (17,550 of which are currently vested, and the remainder of which are not scheduled to vest within 60 days of April 23, 2014), all of which RSUs and SARs, when vested and exercised (in the case of SARs), may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Ciampi, Mr. Horowitz, Mr. Salibello, or Mr. Zimmerman, as applicable.
(8)	Excludes 150,000 options and 25,000 SARs, none of which are scheduled to vest within 60 days of April 23, 2014, all of which SARs, when vested and exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Ms. Friedman.
(9)	Excludes 66,250 SARs (all of which are vested), which, when exercised, may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Goldfarb.
(10)	Excludes an aggregate of 23,076 shares owned by trusts for the benefit of Mr. Horowitz’s children, with respect to which Mr. Horowitz disclaims beneficial ownership.
(11)	Includes 1,958,972 shares with respect to which Mr. Loeb shares beneficial ownership with LeapTide Capital Management LLC, and 30,000 shares owned by the Steinberg Family Trust. Mr. Loeb disclaims beneficial ownerships of all such shares except to the extent of his pecuniary interest therein.
(12)	Excludes 5,000 unvested RSUs, and 15,000 unvested SARs, all of which RSUs and SARs, when vested and exercised (in the case of SARs), may be settled in shares of Common Stock, cash or a combination of both in the sole discretion of the Compensation Committee, in either case not at the election of Mr. Loeb.
(13)	With respect to 4,399,733 shares, see footnote (1) in the “Security Ownership of Certain Beneficial Owners” table set forth below, and note that an additional 61,640 shares are owned by PrenKid, LLC, a limited liability company owned 50% by Mr. Ciampi and 50% by Mr. Zimmerman.
(14)	Information provided from public filings of or information provided by the relevant individuals.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of April 23, 2014, with respect to each person (including any group as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock: (i) the name and address of such owner, (ii) the number of shares beneficially owned, and (iii) the percentage of the total number of shares of Common Stock outstanding so owned.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class*
Prentice Capital Management, LP 33 Benedict Place, 2nd Floor Greenwich, CT 06830	4,399,733	(1)	19.9%
Michael Zimmerman c/o Prentice Capital Management, LP 33 Benedict Place, 2nd Floor Greenwich, CT 06830	4,530,519	(1)	20.5%
Morehead Opportunity Fund, LP 1101 Haynes Street, Suite 108 Raleigh, North Carolina 27604	1,946,415	(2)	8.8%
Leap Tide Capital Management, LLC Jan Loeb 10451 Mill Run Circle, Suite 400 Owings Mills, MD 21117	1,958,972	(3)	8.8%
Royce and Associates, LLC 745 Fifth Avenue New York, NY 10151	1,951,000	(4)	8.8%
Barclays Global Investors, NA Barclays Global Fund Advisors 400 Howard Street San Francisco, CA 94105	1,247,784	(5)	5.6%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	1,123,532	(6)	5.1%

*	Note that because the beneficial ownership of certain of the shares of Common Stock listed herein is shared by certain of such beneficial owners, as determined pursuant to the rules of the SEC, the percentages set forth in this table aggregate to a higher number than would be reflected without the listing of such shared ownership.

(1)	Based on a Schedule 13D filed on August 14, 2006 by Prentice Capital Management, L.P. (“Prentice”) and Michael Zimmerman as reporting persons (the “Prentice 13D”), and information provided to us by Prentice and Mr. Zimmerman subsequent to such filing. Prentice serves as investment manager to Prentice Consumer Partners, LP (“PCP”), which owns all 4,399,733 shares, and as such, has voting and dispositive authority over such shares, and may therefore be deemed to be the beneficial owner of such shares. Mr. Zimmerman is the managing member of Prentice Management GP, LLC, the general partner of Prentice, and a manager of PCP. As such, he may be deemed to control Prentice and PCP, and may therefore also be deemed to be the beneficial owner of the shares beneficially owned by such entities. In addition, Prentice and Mr. Zimmerman may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, and have reported shared voting and dispositive power with respect to the shares covered by the Prentice 13D, however, each of Prentice and Mr. Zimmerman disclaims beneficial ownership of all such shares, except to the extent of their pecuniary interest therein. In addition, Mr. Zimmerman was granted: (i) options to purchase 15,000 shares of Common Stock on each of November 1, 2006, December 27, 2007, July 10, 2008, and September 22, 2009; (ii) 15,000 SARs on July 15, 2010; (iii) 14,250 SARs and 5,000 RSUs on each of July 19, 2011 and August 14, 2012; and (iv) 15,000 SARs and 5,000 RSUs on July 10, 2013, each for his service as a director of the Company. Each such grant vests ratably over a 5-year period commencing on the first anniversary of the date of grant. As a result, the number of shares reported in the table as beneficially owned by Mr. Zimmerman includes: (i) options to purchase 57,000 shares of Common Stock (all of which are currently vested); and (ii) 3,000 vested RSUs which were settled in stock. Excludes 3,000 unvested options, 12,000 unvested RSUs, and all 58,500 SARs (17,550 of which are currently vested), which when such RSUs and SARs are vested, may be settled (upon exercise in the case of SARs), in shares of Common Stock, cash, or a combination of both in the sole discretion of the Compensation Committee, and not at the election of Mr. Zimmerman. Includes 9,146 shares of common stock granted to Mr. Zimmerman in lieu of (and equivalent in value to) the $7,500 February 2014 semi-annual retainer. As noted in footnote (13) of “Security Ownership of Management” above, 61,640 shares are owned by PrenKid, LLC, a limited liability company owned 50% by Mr. Zimmerman and 50% by Mr. Ciampi.
(2)	As reported in a Schedule 13D/A filed on July 17, 2012 by Morehead Opportunity Fund, LP (the “Reporting Person”). The general partner of the Reporting Person is Morehead Capital Advisors I, LLC (“Morehead Capital Advisors”). The manager of Morehead Capital Advisors is Mr. Quinton Maynard. By virtue of his position with Morehead Capital Advisors, Mr. Maynard has the sole power to vote and dispose of the shares owned by the Reporting Person.
(3)	Based on a Schedule 13G filed on January 31, 2012 by Leap Tide Capital Management, LLC and Jan Loeb as reporting persons (pursuant to such Schedule 13G, Jan Loeb is the managing member of Leap Tide Capital), and information provided to us by Mr. Loeb.
(4)	As reported on the Schedule 13G/A filed by Royce & Associates, LLC (“RA”) with the SEC on January 10, 2014. RA is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, reporting sole voting and dispositive power with respect to such securities. The 13G/A notes that the interest of one managed account, Royce Opportunity Fund, amounts to 1,202,959 of the shares included in the report.

(5)	As reported in a Schedule 13G filed on February 5, 2009 (the “Barclays 13G”) by the Barclays entities described below. Barclays Global Investors, NA (a bank) has the sole power to vote or direct the vote with respect to 387,051 of the shares covered by the report, and the sole power to dispose or direct the disposition with respect to 487,142 of the shares covered by the report; Barclays Global Fund Advisors (an investment advisor) has the sole power to vote or direct the vote with respect to 560,869 of the shares covered by the report, and the sole power to dispose or direct the disposition with respect to 749,581 of the shares covered by the report; and Barclays Global Investors, Ltd (a non-US institution) has the sole power to dispose or direct the disposition with respect to 11,061 of the shares covered by the report. In addition, Barclays Global Investors Japan Limited (a non-US institution), Barclays Global Investors Canada Limited (a non-US institution), Barclays Global Investors Australia Limited (a non-US institution), Barclays Global Investors (Deutschland) AG (a non-US institution), although they report no beneficial ownership, are reporting persons under the Barclays 13G. The Barclays 13G states that the shares reported are held in trust accounts for the economic benefit of the beneficiaries of those accounts.
(6)	As reported in Amendment No. 6 to Schedule 13G filed on February 10, 2014 by Dimensional Fund Advisors LP (the “Dimensional 13G/A”). Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, either Dimensional or its subsidiaries possess investment and/or voting power over the securities described in the Dimensional 13G/A that are owned by the Funds, and may be deemed to be the beneficial owner of such securities. Dimensional has reported the sole power to vote or direct the vote with respect to 1,103,761 of the shares covered by the Dimensional 13G/A, and the sole power to dispose or direct the disposition of all shares covered by the Dimensional 13G/A (1,122,013), however, all such securities are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, as reported in the Dimensional 13G/A, the interest of any one such Fund does not exceed 5% of the class of such securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

RB, Inc.

Pursuant to an agreement between the Company and RB, Inc., a Delaware corporation of which Mr. Benaroya is a principal shareholder, originally entered into as of September 12, 2011, and modified as of February 14, 2012, RB, Inc. provided the full-time services of Mr. Benaroya to the Company as interim Executive Chairman and acting CEO until March 14, 2013, for a fee of $100,000 per calendar month (reduced to $75,000 per calendar month as of September 2012). Upon termination of this agreement, the fee payable for the month of termination was prorated to reflect the actual number of days in such month during which such agreement was in effect. Mr. Benaroya was not paid directors’ fees during the term of his engagement as interim Executive Chairman, nor did he participate in any bonus program, employee benefit plan or other compensation arrangement with the Company. On March 14, 2013, the Company and Mr. Benaroya entered into an employment agreement with respect to his employment as President and Chief Executive Officer of the Company, the terms of which are described in detail in the section captioned “Employment Contracts and Arrangements” above. See the Summary Compensation table above for a description of all amounts paid by the Company to or for the services of Mr. Benaroya for the periods shown therein.

Renee Pepys Lowe

Effective September 12, 2012 (until her resignation as of January 29, 2014), Renee Pepys-Lowe was President of Kids Line and CoCaLo. CoCaLo contracts for warehousing and distribution services from a company that is managed by the spouse of Ms. Pepys-Lowe. For the years ended December 31, 2013 and 2012, CoCaLo paid approximately $1.3 and $2.9 million, respectively, to such company for these services. This agreement terminated as of April 11, 2014.

In connection with Ms. Pepys Lowe’s resignation, on January 29, 2014, the Company entered into a Consulting Agreement (the “RPL Agreement”), effective February 3, 2014, with RPL and Associates, LLC, a limited liability company of which Ms. Pepys Lowe is member and President (“RPL”), for up to a one-year term (subject to earlier termination), pursuant to which RPL provided consulting services to the Company as reasonably requested by the Company’s CEO, to support the Company in design and sales, for a fee of $100,000 (approximately $8,300 monthly). In addition, in the event that gross margin dollars generated during 2014 from specified sales exceeded such dollars generated in 2013, RPL will be entitled to a bonus of up to $20,000 (pro-rated in the event of early termination), and the Company may award RPL an additional discretionary bonus (based on overall performance) of up to $20,000 even if such milestones were not achieved. The RPL Agreement contained customary mutual releases. The RPL Agreement was terminable by either party at any time on 30-days notice, and was terminated by the Company effective April 11, 2014.

Mr. Paglinco

On May 29, 2013, Guy Paglinco resigned as Vice President and Chief Financial Officer of the Company. In connection with his departure, Mr. Paglinco and the Company executed a Transition and Release Agreement, dated May 29, 2013 (the “GP Agreement”), pursuant to which Mr. Paglinco remained a full-time employee of the Company through July 5, 2013 to support the Company’s succeeding CFO, and remained an employee thereafter until March 2, 2014 to provide occasional general support to the Company as needed (collectively, the “Transition Period”). Pursuant to the GP Agreement, Mr. Paglinco received: (i) $206,852, representing his base salary ($281,225) through the last day of the Transition Period; (ii) $47,012, representing 45 days of accrued but unused vacation days; (and (iii) $7,500 for the reimbursement of legal expenses in connection with the negotiation of the GP Agreement. In consideration for these benefits, the GP Agreement contains, among other things, a full irrevocable release of claims by Mr. Paglinco, a non-disparagement agreement, and specified non-compete and non-solicitation agreements during the Transition Period and a one-year period thereafter.

Also pursuant to the GP Agreement, notwithstanding the terms of the award agreements covering such grants: (i) 1,000 RSUs and 2,000 SARs scheduled to vest of August 14, 2013; (ii) 380 RSUs and 2,780 SARs scheduled to vest on October 6, 2013; and (iii) 2,000 RSUs and 5,600 SARs scheduled to vest on March 8, 2014 were not forfeited, and vested in accordance with their terms, and with respect to the SARs, remained (or will remain) exercisable for a period of 90 days following such vesting (all other unvested RSUs and SARs were forfeited).

Messrs. Goldfarb and Schaub

See the section captioned “Employment Contracts and Arrangements” above for a description of a Consulting Agreement entered into between the Company and Mr. Goldfarb effective August 14, 2013 through April 14, 2014, and a Consulting Agreement entered into between LaJobi and Mr. Schaub, effective December 5, 2013 through March 14, 2014, including all amounts payable thereunder.

IRA

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

Independence Determinations

The Board undertakes periodic reviews of director independence. In such reviews, the Board considers transactions and relationships between (i) each director, entities with which such person is affiliated and/or any member of such person’s immediate family, and (ii) the Company and its subsidiaries and affiliates, in order to ascertain whether any such relationships or transactions are inconsistent with a determination that such person is “independent” in accordance with applicable rules and regulations of the NYSE (which the Company continues to use as its independence standard although the Company’s common stock is no longer listed thereon), applicable law, and the rules and regulations of the SEC. Certain directors have relationships with other directors and/or shareholders of the Company and the Company from time to time has relationships with entities with which certain of such persons are affiliated. All such relationships were considered by the Board in making its independence determinations. The Board bases its determinations primarily on a review of the responses of such persons to questions regarding employment and compensation history, affiliations and family and other relationships between the Company, the directors, and entities with which such persons are affiliated, discussions and analyses with respect to the foregoing, and the recommendations of the Nominating/Governance Committee.

As a result of such reviews, as well as the directors’ responses to the Company’s questionnaire with respect to independence matters, the Board has affirmatively determined that all persons who served as directors of the Company during any part of the 2013 calendar year, and all current directors, were and are “independent” for purposes of Section 303A of the Listed Company Manual of the NYSE, with the exception of Mr. Benaroya, the Company’s current President and Chief Executive Officer (and previous Executive Chairman and acting CEO). Each member of the Company’s Compensation Committee, Nominating/Governance Committee and Audit Committee has been determined to be independent in accordance with such standards as well. In determining that each director other than Mr. Benaroya is independent, in addition to confirming that none of the automatic disqualifications prescribed by the NYSE are applicable to such persons, the Board also affirmatively determined that each such person has no direct or indirect material relationship with the Company or its subsidiaries.

The Board’s specific determinations with respect to “material relationships” for current directors, and each individual who was a director at any time during 2013, other than Mr. Benaroya, who was not deemed to be independent, are set forth below.

As none of Messrs Horowitz (current director); Rovit (director until July 18, 2013); or Salibello (current director) had any direct or indirect relationship with the Company or its subsidiaries, they were each deemed to be independent.

Mr. Ciampi (current director; Prentice designee): As a partner of Prentice (which owns approximately 19.9% of the Company’s outstanding stock and is a party to the IRA), and a manager and member of an affiliate of Prentice, Mr. Ciampi may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Ciampi is independent.

Mr. Loeb (current director): As Managing Member of Leap LLC (a private capital investment firm, with whom Mr. Loeb shares beneficial ownership of approximately 8.8% of the Company’s common stock), Mr. Loeb may be deemed to have an indirect relationship with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Loeb’s position with Leap LLC did not affect its determination that he is independent. In addition, the Board determined that the sale of 250,000 shares of the Company’s common stock to Mr. Benaroya by Leap LLC in 2012 does not constitute a current material relationship between Mr. Loeb and the Company, and as a result, Mr. Loeb was deemed to be independent.

Mr. Zimmerman (current director; Prentice designee): As the CEO of Prentice, the managing member of the general partner of Prentice, and a manager and member of an affiliate of Prentice, Mr. Zimmerman may be deemed to have indirect relationships with the Company, but as the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding, the Board determined that Mr. Zimmerman’s positions with Prentice entities (including his potential deemed beneficial ownership of the Company’s Common Stock held thereby) did not affect its determination that he is independent.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP (“KPMG”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2013 and December 31, 2012.

The following table presents the aggregate fees and expenses billed to the Company for the years ended December 31, 2013 and December 31, 2012 by KPMG, for professional audit services rendered in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2013 and December 31, 2012, and fees billed for other services rendered by KPMG during those periods.

	Year Ended December 31,
	2013	2012
Audit Fees (1)	$698,674	$699,425
Audit Related Fees (2)	$8,000	$8,000
Tax Fees (3)	$29,306	$2,875
All Other Fees (4)	$0	$0
Total	$735,980	$710,300

(1)	Audit Fees consist of aggregate fees and expenses billed for professional services rendered for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s periodic reports filed with the SEC on Forms 10-Q, and services that are normally provided in connection with statutory and regulatory filings for the year.
(2)	Audit Related Fees consist of fees reasonably related to the performance of the audit of the Company’s financial statements that are not already reported under “Audit Fees” above, and for 2013, related to a consent, and for 2012, related to the preparation of a debt compliance report required by the Company’s senior lender.
(3)	Tax Fees relate to tax advisory services.
(4)	There were no other services provided by KPMG during 2013 or 2012.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Under its charter, the Audit Committee has the sole authority to retain and replace the Company’s independent registered public accounting firm, and to approve, in advance, all audit engagement fees and terms, as well as all non-audit engagements permitted by law with the independent registered public accounting firm. Each of the individual engagements for the services described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the fiscal years ended December 31, 2013 and 2012 were approved by the Audit Committee in advance of the engagement of KPMG for any such services in accordance with the provisions of Regulation S-X Rule 2-01(c)(7)(i)(A).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report.

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012, and 2011

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

3.	Exhibits:

(Listed by numbers corresponding to Item 601 of Regulation S-K)

2.1	Asset Purchase Agreement, dated as of April 1, 2008, among LaJobi, Inc.; LaJobi Industries, Inc.; and each of Lawrence Bivona and Joseph Bivona. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.2	Stock Purchase Agreement, dated as of April 1, 2008, among I&J HoldCo., Inc., and Renee Pepys Lowe and Stanley Lowe. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(1)

2.3	Purchase Agreement, dated December 23, 2008, among Kid Brands, Inc., and The Russ Companies, Inc. In accordance with Section 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally any omitted schedules to the Commission upon request.(2)

3.1	(a) Restated Certificate of Incorporation of the Company and amendment thereto. (3)

(b) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed April 30, 1987. (3)

(c) Certificate of Amendment to Restated Certificate of Incorporation of the Company filed September 22, 2009. (3)

3.2	Second and Amended and Restated By-Laws of the Registrant. (4)

4.1	Form of Common Stock Certificate. (3) Stock certificates bearing the name “Kid Brands, Inc.” will not affect the validity or transferability of currently outstanding stock certificates bearing the name “Russ Berrie and Company, Inc.”, and shareholders with such certificates need not surrender for exchange any such certificates. The rights of shareholders holding certificated shares bearing the name “Russ Berrie and Company, Inc.” and the number of shares represented by those certificates remain unchanged.

4.2	Investor Rights Agreement, dated as of August 10, 2006, among the Company and the investors listed on the signatures pages thereto. (5)

10.1	Kid Brands, Inc., 2004 Stock Option Plan, Restricted and Non-Restricted Stock Plan.*(6)

10.2	Form of Stock Option Agreement with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan.*(7)

10.3	Form of Stock Option Agreement for Non-Employee Directors with respect to 2004 Stock Option Restricted and Non-Restricted Stock Plan.*(7)

10.4	Form of Restricted Stock Agreement with respect to 2004 Stock Option Restricted and Non-restricted Stock Plan.*(7)

10.5	Stockholders Agreement dated as of December 23, 2008, among Kid Brands, Inc.; The Russ Companies, Inc.; and Encore Investors II, Inc.(2)

10.6	License Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC and The Russ Companies, Inc. (2)

10.7	Licensor Agreement dated as of December 23, 2008, among RB Trademark Holdco, LLC; Wells Fargo Bank; National Association; and the Russ Companies, Inc.(2)

10.8	Transition Services Agreement dated as of December 23, 2008, between Kid Brands, Inc., and The Russ Companies, Inc. (2)

10.9	Secured Promissory Note dated December 23, 2008, in the original principal amount of $19.0 million from The Russ Companies, Inc., for the benefit of Kid Brands, Inc.(2)

10.10	Guaranty dated as of December 23, 2008, among The Encore Group, Inc.; the other guarantors specified therein; and Kid Brands, Inc. (2)

10.11	Subordinated Security Agreement dated as of December 23, 2008, among The Russ Companies, Inc.; The Encore Group, Inc.; the other parties specified therein; and Kid Brands, Inc.(2)

10.12	Inter-Creditor Agreement dated as of December 23, 2008, between Kid Brands, Inc., and Wells Fargo Bank, National Association, and acknowledged by The Russ Companies, Inc.(2)

10.13	2008 Equity Incentive Plan.*(8)

10.14	Employment Agreement dated as of April 2, 2008, between LaJobi, Inc., and Lawrence Bivona.*(9)

10.15	Form of 2008 Equity Incentive Plan Stock Option Agreement.*(10)

10.16	Form of 2008 Equity Incentive Plan Restricted Stock Agreement.*(10)

10.17	Form of 2008 Equity Incentive Plan Stock Appreciation Right Agreement.*(10)

10.18	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement.*(10)

10.19	Employment Agreement dated as of December 7, 2009, between Kid Brands, Inc. (on behalf of Kids Line, LLC) and David Sabin.* (11)

10.20	Employment Agreement dated as of February 17, 2010, between Kid Brands, Inc. (on behalf of Sassy, Inc.) and Richard F. Schaub, Jr.* (11)

10.21	Sublease, effective as of September 30, 2010, between The Capital Group Companies, Inc. and Kids Line, LLC.* (12)

10.22	Landlord Consent to Kids Line Sublease, effective as of September 30, 2010. (12)

10.23	Irrevocable Standby Letter of Credit from Bank of America, dated October 26, 2010. (12)

10.24	Employment Agreement, dated May 26, 2011, between Kid Brands, Inc. on behalf of Sassy, Inc. and Dean Robinson.*(13)

10.25	Agreement between RB, Inc. and the Company dated September 12, 2011.* (14)

10.26	Agreement between RB, Inc. and the Company dated February 14, 2012.* (15)

10.27	Agreement of Lease, dated June 27, 2003 between Keystone Cranbury East, LLC and LaJobi Industries, Inc. (16)

10.28	First Amendment to Lease Agreement, dated July 9, 2008, between LaJobi, Inc. and Keystone Cranbury East, LLC. (16)

10.29	Letter Agreement between the Company and Guy Paglinco, dated as of April 26, 2012.* (17)

10.30	Letter Agreement between the Company and Marc Goldfarb, dated as of April 26, 2012.* (17)

10.31	Letter Agreement, dated May 4, 2012, among Kid Brands, Inc., Kids Line LLC, Sassy, Inc., I & J HoldCo, Inc., LaJobi, Inc. and CoCaLo, Inc., as Borrowers; Bank of America, N.A., as Administrative Agent and as a Lender, Swing Line Lender and L/C Issuer; and the other Lenders party thereto. (17)

10.32	Waiver, First Amendment to Credit Agreement and First Amendment to Security Agreement, dated August 13, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on August 15, 2012. (18)

10.33	Separation and Release Agreement, dated as of September 11, 2012, among David Sabin, Kids Line, LLC and CoCaLo, Inc., incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (19)

10.34	Employment Agreement, dated as of September 12, 2012, between the Company and Kerry Carr, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (19)

10.35	Employment Agreement, dated as of September 12, 2012, between the Company and Renee Pepys-Lowe, incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 12, 2012.* (19)

10.36	Second Amendment to Credit Agreement, dated November 15, 2012, among Kids Brands, Inc., its domestic subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (20)

10.37	Credit Agreement dated as of December 21, 2012, among Kid Brands, Inc., specified domestic subsidiaries party thereto, Salus Capital Partners, LLC, as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. (21)

10.38	Security Agreement dated as of December 21, 2012, by Kid Brands, Inc. and the other Borrowers and Loan Parties party thereto from time to time in favor of Salus Capital Partners, LLC, as Collateral Agent. (21)

10.39	Employment Agreement, dated March 14, 2013, between Kid Brands, Inc. and Raphael Benaroya.*(22)

10.40	Amendment to Employment Agreement, dated as of March 26, 2013, between Kid Brands, Inc. and Kerry Carr.* (23)

10.41	First Amendment to Credit Agreement, dated as of April 16, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent. (23)

10.42	Second Amendment to Credit Agreement, dated as of May 16, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent. (24)

10.43	Transition and Release Agreement, dated May 29, 2013, between Guy Paglinco and Kid Brands, Inc.* (25)

10.44	Offer Letter, dated April 15, 2013, and related letter, dated August 2, 2013 between James Christl and Kid Brands, Inc. * (25)

10.45	Acquisition Agreement, dated June 30, 2013, among RB Trademark Holdco LLC and Larsen and Bowman Holdings Ltd., a Limited Corporation organized under the laws of British Columbia (“L+B”). (25)

10.46	Security Agreement, dated June 30, 2013, among RB Trademark Holdco LLC and L+B. (25)

10.47	Promissory Note, dated June 30, 2013, by L+B as payor and RB Trademark Holdco LLC as payee. (25)

10.48	Letter Agreement, dated as of August 13, 2013, among Kid Brands, Inc., its subsidiaries party thereto, and Salus Capital Partners, LLC as Agent.(25)

10.49	Offer Letter, dated March 26, 2013, and related letter, dated August 14, 2013, between Jodie Simon Friedman and Kid Brands, Inc.*(25)

10.50	2013 Equity Incentive Plan.* (26)

10.51	Form of 2013 Equity Incentive Plan Stock Option Agreement.* (27)

10.52	Form of 2013 Equity Incentive Plan Stock Option Agreement for Non-Employee Directors.* (27)

10.53	Form of 2013 Equity Incentive Plan Stock Appreciation Right Agreement.* (27)

10.54	Form of 2013 Equity Incentive Plan Stock Appreciation Right Agreement for Non-Employee Directors.* (27)

10.55	Form of 2013 Equity Incentive Plan Restricted Stock Agreement.* (27)

10.56	Form of 2013 Equity Incentive Plan Restricted Stock Agreement for Non-Employee Directors.* (27)

10.57	Form of 2013 Equity Incentive Plan Restricted Stock Unit Agreement.* (27)

10.58	Form of 2013 Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors.* (27)

10.59	Consulting Agreement dated September 18, 2013, between Kid Brands, Inc. and Marc Goldfarb.* (27)

10.60	Third Amendment to Credit Agreement and Limited Waiver among Salus Capital Partners, LLC, Kids Brands, Inc., and specified domestic subsidiaries thereof dated November 14, 2013. (27)

10.61	Buy and Sell Agreement, dated October 10, 2013, between Sassy, Inc. and Ventra Grand Rapids 5, LLC. (28)

10.62	Office Lease Agreement, dated November 15, 2013, between Kid Brands, Inc. and Meadows Office, L.L.C. (28)

10.63	Operating Services Agreement, dated November 23, 2013, between Kid Brands, Inc. and National Distribution Centers, L.P.** (28)

10.64	Consulting Agreement, dated December 5, 2013, among Kid Brands, Inc., LaJobi, Inc. and Mr. Schaub.* (28)

10.65	Letter, dated April 3, 2014, between Keith Kotel and Kid Brands, Inc.* (28)

10.66	Agreement Regarding Commitments, dated as of December 16, 2013, among Salus Capital Partners, LLC, Kids Brands, Inc., specified domestic subsidiaries thereof, and the Lenders party thereto. (28)

10.67	Release Agreement dated January 2, 2014 between Kid Brands, Inc. and Guy Paglinco.* (28)

10.68	Consulting Agreement, dated January 29, 2014, between Kid Brands, Inc. and RPL and Associates, LLC.* (28)

10.69	Letter, dated April 3, 2014, between Bradley Sell and Kid Brands, Inc.* (28)

10.70	Waiver and Fourth Amendment to Credit Agreement among Salus Capital Partners, LLC, Kids Brands, Inc., specified domestic subsidiaries thereof, and the lenders party thereto, dated as of April 8, 2014. (28)

21	List of Subsidiaries (28)

23	Consent of Independent Registered Public Accounting Firm. (28)

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002. (28)

31.2 31.3 31.4

Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002. (28)

Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002. (28)

32.2 32.3 32.4

Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002 (28)

Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document [1] (28)

101.SCH	XBRL Taxonomy Schema Document [1] (28)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1] (28)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1] (28)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1] (28)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1] (28)

[1]	Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive (Loss) for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.
*	Represent management contracts or compensatory plans or arrangements
**	Certain confidential portions of this exhibit have been omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without redactions pursuant to an Application for an Order Granting Confidential Treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-08681-08730475
(2)	Incorporated by reference to Current Report on Form 8-K filed on December 29, 2008, File No. 001-08681-081273512
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(4)	Incorporated by reference to Current Report on Form 8-K filed on January 7, 2008, File No. 001-08681-08514232
(5)	Incorporated by reference to Current Report on Form 8-K filed on August 14, 2006, File No. 001-08681-061031616
(6)	Incorporated by reference to the Company’s definitive Proxy Statement filed on April 4, 2003, File No. 001-08681-03639525
(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-08681-05720550
(8)	Incorporated by reference to the Company’s definitive Proxy Statement filed on June 13, 2008, File No. 001-08681-08898516
(9)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08681-09720557
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
(11)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
(14)	Incorporated by reference to Current Report on Form 8-K filed on September 14, 2011
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on February 17, 2012
(16)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011
(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
(18)	Incorporated by reference to Current Report on Form 8-K filed on August 15, 2012
(19)	Incorporated by reference to Current Report on Form 8-K filed on September 12, 2012
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
(21)	Incorporated by reference to the Current Report on Form 8-K filed on December 28, 2012
(22)	Incorporated by reference to Current Report on Form 8-K filed on March 15, 2013
(23)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(26)	Incorporated by reference to the Kid Brands, Inc. Definitive Proxy Statement filed on June 4, 2013.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(28)	Incorporated by reference to the Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID BRANDS, INC.

(Registrant)

April 30, 2014	By:	/s/ Kerry Carr
Date		Kerry Carr Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Numbers

31.3	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002

31.4	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002

32.3	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002

32.4	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002