Form 10-Q
period 2014-03-31
KID BRANDS, INC
filed 2014-05-22
CIK 739878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 1-8681

KID BRANDS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1815337
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 Route 17 North, 6th Floor, Rutherford, New Jersey	07070
(Address of principal executive offices)	(Zip Code)

(201) 405-2400

(Registrant’s Telephone Number, including area code)

One Meadowlands Plaza, 8th Floor,

East Rutherford, NJ 07073

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 14, 2014 was as follows:

CLASS	SHARES OUTSTANDING
Common Stock, $0.10 stated value	22,148,112

KID BRANDS, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$303	$174
Restricted cash	992	1,986
Accounts receivable – trade, less allowances of $3,627 in 2014 and $5,352 in 2013	28,615	33,614
Inventories, net	31,789	41,185
Prepaid expenses and other current assets	4,252	4,352
Income tax receivable	5	5

Total current assets	65,956	81,316
Property, plant and equipment, net	3,636	3,557
Intangible assets	8,895	33,250
Notes receivable, net allowance of $14,955 in 2014 and 2013	357	453
Other assets	1,503	1,680

Total assets	$80,347	$120,256

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Short-term debt	$47,977	$53,077
Accounts payable	22,837	25,671
Accrued expenses	29,216	29,875
Deferred income taxes	251	132
Income taxes payable	518	579

Total current liabilities	100,799	109,334
Income taxes payable	44	44
Other long-term liabilities	1,762	1,638

Total liabilities	102,605	111,016

Commitments and contingencies
Shareholders’ (deficit) equity:
Common stock: $0.10 stated value; authorized 50,000,000 shares; issued 26,727,780 shares at March 31, 2014 and December 31, 2013	2,674	2,674
Additional paid-in capital	87,969	89,016
Retained (deficit) earnings	(23,600)	8,125
Accumulated other comprehensive income	202	165
Treasury stock, at cost 4,579,668 and 4,642,944 shares at March 31, 2014 and December 31, 2013, respectively	(89,503)	(90,740)

Total shareholders’ (deficit) equity	(22,258)	9,240

Total liabilities and shareholders’ (deficit) equity	$80,347	$120,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net sales	$38,002	$51,439
Cost of sales	53,619	37,047

Gross (loss) profit	(15,617)	14,392
Selling, general and administrative expenses	14,951	13,818

(Loss) income from operations	(30,568)	574
Other (expense) income:
Interest expense, including amortization of deferred financing costs	(1,106)	(1,259)
Other, net	(24)	(261)

	(1,130)	(1,520)

(Loss) from operations before income tax provision	(31,698)	(946)
Income tax provision	27	37

Net (loss)	$(31,725)	$(983)

Basic (loss) per share	$(1.44)	$(0.04)

Diluted (loss) per share	$(1.44)	$(0.04)

Weighted average shares:
Basic	22,094,000	21,850,000

Diluted	22,094,000	21,850,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net (loss)	$(31,725)	$(983)
Other comprehensive income (loss):
Foreign currency translation adjustments	37	141

Comprehensive (loss)	$(31,688)	$(842)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KID BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(31,725)	$(983)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	638	704
Amortization of deferred financing costs	105	138
Provision for customer allowances	5,099	4,623
Provision for inventory reserve	234	224
Impairment of other intangible assets	24,060	—
Impairment of fixed assets	70	—
Share-based compensation expense	190	475
Deferred income taxes	106	87
Change in assets and liabilities:
Accounts receivable	(73)	(3,689)
Income tax receivable	—	96
Inventories	9,199	6,900
Prepaid expenses and other current assets	71	(237)
Other assets	171	10
Accounts payable	(2,847)	(3,560)
Accrued expenses	(545)	(360)
Income taxes payable	(69)	3

Net cash provided by operating activities	4,684	4,431

Cash flows from investing activities:
Capital expenditures	(491)	(438)

Net cash used in investing activities	(491)	(438)

Cash flows from financing activities:
Net borrowings (repayment) on revolving credit facility	(5,100)	(5,396)
Change in restricted cash	994	1,421
Payment of deferred financing costs	—	(40)

Net cash used in financing activities	(4,106)	(4,015)

Effect of exchange rate changes on cash and cash equivalents	42	138

Net increase in cash and cash equivalents	129	116
Cash and cash equivalents at beginning of period	174	318

Cash and cash equivalents at end of period	$303	$434

Cash paid (refunded) during the period for:
Interest	$956	$821
Income taxes paid (refunded)	$—	$(62)

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

The Company’s current operating subsidiaries consist of Kids Line, LLC (“Kids Line”), Sassy, Inc. (“Sassy”), LaJobi, Inc. (“LaJobi”) and CoCaLo, Inc. (“CoCaLo”), which are each direct or indirect wholly-owned subsidiaries of KID, and design, manufacture through third parties, and market products in a number of categories including, among others; infant bedding and related nursery accessories and décor, nursery appliances, diaper bags, and bath/spa products (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding products, and bath and baby care items with features that address the various stages of an infant’s early years, including the Kokopax® line of baby gear products (Sassy®). In addition to branded products, the Company also markets certain categories under various licenses, including Carters®, Disney®, Graco® and Serta®. The Company’s products are sold primarily to retailers in North America and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). See Note 14 for a discussion of the Company’s determination to suspend LaJobi’s wood furniture operations and the related mutual termination of its Graco® license, and a notice of breach received by the Company with respect to each of LaJobi’s Serta® license and Sassy’s Carters® license.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended (the “2013 10-K”).

Subsequent Events

The Company evaluates all subsequent events prior to filing.

Going Concern

Based on the circumstances described in detail in Note 13, there continues to be substantial doubt about our ability to continue as a going concern. The accompanying unaudited consolidated financial statements, however, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 2—SHAREHOLDERS’ EQUITY

Share-Based Compensation

Equity Plans

As of March 31, 2014, the Company maintained (i) its 2013 Equity Incentive Plan (the “2013 EI Plan”), which is a successor to the Company’s 2008 Equity Incentive Plan (the “2008 EI Plan”), and (ii) its 2008 EI Plan, which is a successor to the Company’s 2004 Stock Option, Restricted and Non-Restricted Stock Plan (the “2004 Option Plan”, and together with each of the 2008 EI Plan and the 2013 EI Plan, the “Plans”) . The Company’s 2009 Employee Stock Purchase Plan expired by its terms on December 31, 2013. The 2013 EI Plan was approved by the Company’s shareholders on July 18, 2013. The 2008 EI Plan was approved by the Company’s shareholders on July 10, 2008. In addition, the Company may (and has) issued equity awards outside of the Plans. The exercise or measurement price for equity awards issued under the Plans or otherwise is generally equal to the closing price of KID’s common stock on the New York Stock Exchange, or if not so listed, on the principal over-the-counter system (“OTC System”) on which the common stock is traded on the date of grant. Generally, equity awards under the Plans (or otherwise) vest over a period ranging from zero to five years from the date of grant as provided in the relevant award agreement. Options and stock appreciation rights generally expire ten years from the date of grant. Shares in respect of equity awards are issued from authorized shares reserved for such issuance or treasury shares.

The 2013 EI Plan provides for awards in any one or a combination of: (a) Stock Options, (b) Stock Appreciation Rights (“SARs”), (c) Restricted Stock, (d) Stock Units, (e) Non-restricted Stock, and/or (f) Dividend Equivalent Rights. Any award under the 2013 EI Plan may, as determined by the committee administering the 2013 EI Plan (the “Plan Committee”) in its sole discretion, constitute a “Performance-Based Award” (an award that qualifies for the performance-based compensation exemption of Section 162(m) of the Internal Revenue Code of 1986, as amended). All awards granted under the 2013 EI Plan are evidenced by a written agreement between the Company and each participant (which need not be identical with respect to each grant or participant) that provides the terms and conditions, not inconsistent with the requirements of the 2013 EI Plan, associated with such awards, as determined by the Plan Committee in its sole discretion. At inception, a total of 2,500,000 shares of Common Stock were reserved for issuance under the 2013 EI Plan. In the event all or a portion of an award is forfeited, terminated or cancelled, expired, is settled for cash, or otherwise does not result in the issuance of all or a portion of the shares of Common Stock subject to the award in connection with the exercise or settlement of such award (“Unissued Shares”), such Unissued Shares will in each case again be available for awards under the 2013 EI Plan pursuant to a formula set forth therein. At March 31, 2014, 1,581,442 shares were available for issuance under the 2013 EI Plan.

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

As of March 31, 2014, an aggregate of 200,000 stock options and 417,910 SARs were outstanding that were granted as inducement awards outside any of the Plans. Of these non-Plan grants, the 200,000 stock options vested in full upon issuance on March 15, 2013, and if unexercised (unless terminated earlier) generally expire on March 15, 2023. 373,134 of the SARs vest ratably over a five year period (commencing on the first anniversary of the date of grant), and if unexercised (unless terminated earlier), expire on September 14, 2022. 179,105 of the SARs were forfeited on January 29, 2014, and the remaining 44,776 of the SARs expired on April 29, 2014.

Impact on Net (Loss)

The components of share-based compensation expense follow (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock option expense	$70	$231
Restricted stock unit expense	10	60
Non-restricted stock award expense	38	—
SAR expense	72	195

Total share-based payment expense	$190	$486

The Company records share-based compensation expense in the statements of operations within the same categories that payroll expense is recorded in selling, general and administrative expense. No share-based compensation expense was capitalized in inventory or any other assets for the three months ended March 31, 2014 or 2013. The relevant Financial Accounting Standards Board (“FASB”) standard requires the cash flows related to tax benefits resulting from tax deductions in excess of compensation costs recognized for those equity compensation grants (excess tax benefits) to be classified as financing cash flows.

The fair value of stock options and SARs granted under the Plans or otherwise is estimated on the date of grant using a Black-Scholes-Merton option pricing model using assumptions with respect to dividend yield, risk-free interest rate, volatility and expected term. Expected volatilities are calculated based on the historical volatility of KID’s Common Stock. The expected term of options or SARs granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that the award is expected to be outstanding. Management monitors exercises and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees, directors and officers that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rate is based on the Treasury note interest rate in effect on the date of grant for the expected term of the award.

Stock Options

Stock options are rights to purchase KID’s Common Stock in the future at a predetermined per share exercise price (generally the closing price for such stock on the New York Stock Exchange, or if not so listed, on the principal OTC System on which the common stock is tradedon the date of grant). Stock options may be either: “Incentive Stock Options” (stock options which comply with Section 422 of the Code), or Non-Qualified Stock Options (stock options which are not Incentive Stock Options). Stock options are accounted for at fair value at the date of grant in the consolidated statement of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets. No options will be exercisable later than ten (10) years after the date of grant. The options issued under the 2008 and 2013 EI Plans vest ratably over a period ranging from zero to five years and, unless terminated earlier, expire on the tenth anniversary of the date of grant.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There were 0 and 400,000 options granted during the three months ended March 31, 2014 and 2013, respectively. In addition, 600,000 cash SARs granted to the Company’s President and CEO on March 15, 2013 were converted into stock options, on a one-for-one basis, on July 18, 2013 upon the approval of such conversion at KID’s 2013 Annual Meeting of Shareholders (with no change to the grant date, exercise price, vesting schedule, or other terms thereof). As a result, the 600,000 cash SARs were terminated, and the stock options which replaced them (the “Replacement Options”) are equity classified in the consolidated balance sheets as of July 18, 2013. Prior to such conversion, the 600,000 cash SARs were classified as a short-term liability on the consolidated balance sheets, and the fair value of this award was recalculated each quarter based upon its fair value at each balance sheet date. There were no options exercised in the three months ended March 31, 2014 and 2013, respectively.

The assumptions used to estimate the fair value of the 400,000 stock options granted during the three months ended March 31, 2013 were as follows (no stock options were granted during the three months ended March 31, 2014):

Three Months Ended March 31, 2013
Dividend yield	—%
Risk-free interest rate	0.84%
Volatility	73.10%
Expected term (years)	4.0
Weighted-average fair value of stock options granted	$0.82

The foregoing table does not include the 600,000 Replacement Options described above. As the conversion date for such options was July 18, 2013, they are included in the remainder of the tables in this section.

As of March 31, 2014, the total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $0.6 million, and is expected to be recognized over a weighted-average period of 2.8 years.

Activity regarding outstanding stock options for the three months ended March 31, 2014 is as follows:

	All Stock Options Outstanding
		Weighted Average
	Shares	Exercise Price
Options Outstanding as of December 31, 2013	1,522,375	$4.08
Options Granted	—	$—
Options Forfeited/Cancelled [1]	(975)	$34.05

Options Outstanding as of March 31, 2014	1,521,400	$4.06

Option price range at March 31, 2014	$1.51-16.77

[1]	See disclosure below regarding forfeitures

The aggregate intrinsic value of the unvested and vested outstanding stock options was $0 at each of March 31, 2014 and December 31, 2013. The aggregate intrinsic value is the total pretax value of in-the-money stock options, which is the difference between the fair value at the measurement date and the exercise price of each stock option. There were no stock options exercised during the three months ended March 31, 2014 and 2013. There were 96,875, and 250,000 stock options vested, for the three months ended March 31, 2014 and 2013, respectively. The weighted average fair value of stock options vested for the three months ended March 31, 2014 and 2013 was $78,327 and $204,991, respectively.

A summary of the Company’s unvested stock options at March 31, 2014 and changes during the three months ended March 31, 2014 is as follows:

Unvested stock options	Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	758,750	$0.93
Granted	—	$—
Vested	(96,875)	$0.81
Forfeited/cancelled	—	$—

Unvested stock options at March 31, 2014	661,875	$0.95

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units

A Restricted Stock Unit (“RSU”) is a notional account representing a grantee’s conditional right to receive at a future date one (1) share of Common Stock or its equivalent in value. Shares of Common Stock issued in settlement of an RSU may be issued with or without other consideration as determined by the Plan Committee in its sole discretion. RSUs may be settled in the sole discretion of the Plan Committee (i) by the distribution of shares of Common Stock equal to the grantee’s RSUs, (ii) by a lump sum payment of an amount in cash equal to the fair value of the shares of Common Stock which would otherwise be distributed to the grantee, or (iii) by a combination of cash and Common Stock. The RSUs granted under the 2008 and 2013 EI Plans vest (and will be settled) ratably over a 5-year period and are equity classified in the consolidated balance sheets. There were no RSUs granted in either the three months ended March 31, 2014 or March 31, 2013.

The fair value of each RSU grant is estimated on the grant date. The fair value of RSUs is set using the closing price of KID’s Common Stock on the New York Stock Exchange, or if not so listed, on the principal OTC System on which the common stock is traded on the date of grant. Compensation expense for RSUs is recognized ratably over the vesting period, based upon the market price of the shares underlying the awards on the date of grant. Pursuant to the terms of a transition and release agreement with Guy Paglinco (the Company’s former Chief Financial Officer), notwithstanding the terms of such awards, an aggregate of 2,000 unvested RSUs that otherwise would have been forfeited upon the termination of his employment (March 2, 2014), were permitted to remain outstanding and vest on March 8, 2014. The Company recognized $1,360 of incremental compensation expense as a result of the modification.

The following table summarizes information about RSU activity:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Unvested RSUs
Unvested at December 31, 2013	129,700	$3.58
Granted[1]	—	$—
Vested	(21,650)	$6.00
Forfeited/ Cancelled [1,2]	(21,510)	$3.71

Unvested at March 31, 2014	86,540	$2.94

[1]	Modifications of RSU awards are included on a net basis in the table
[2]	See disclosure below regarding forfeitures

As of March 31, 2014, there was approximately $0.2 million of unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Appreciation Rights

A SAR is a right to receive a payment in cash, Common Stock, or a combination thereof as determined by the Plan Committee (other than with respect to 600,000 cash SARs granted to our current President and CEO discussed below) in an amount or value equal to the excess of (i) the fair value, or other specified valuation (which may not exceed fair value), of a specified number of shares of Common Stock on the date the right is exercised, over (ii) the fair value or other specified amount (which may not be less than fair value) of such shares of Common Stock on the date the right is granted; provided, however, that if a SAR is granted in tandem with or in substitution for a stock option, the designated fair value for purposes of the foregoing clause (ii) will be the fair value on the date such stock option was granted. No SARs will be exercisable later than ten (10) years after the date of grant. The SARs issued under the 2008 and 2013 EI Plans vest ratably over a period ranging from zero to five years, and unless terminated earlier, expire on the tenth anniversary of the date of grant. SARs are granted at an exercise price equal to at least the closing price of the Company’s Common Stock on the New York Stock Exchange, or if not so listed, on the principal OTC System on which the common stock is traded on the date of grant.

SARs are accounted for at fair value at the date of grant in the consolidated statements of operations, are amortized on a straight line basis over the vesting term, and are equity-classified in the consolidated balance sheets, with the exception of 600,000 cash SARs granted to the Company’s President and CEO (until their conversion to the Replacement Options as described above). Including the 600,000 cash SARs, there were 545,000 and 700,000 SARs granted during the three months ended March 31, 2014 and 2013, respectively. The following modifications of SAR grants occurred with respect to grants outstanding as of March 31, 2014 and 2013: (i) 600,000 SARs granted to the Company’s President and CEO on March 15, 2013, which at the time of grant could be exercised solely for cash (the “Cash SARs”),were converted into the Replacement Options, on a one-for-one basis, on July 18, 2013 upon the approval of such conversion at KID’s 2013 Annual Meeting of Shareholders (with no change to the grant date, exercise price, vesting schedule, or other terms thereof). As a result, the 600,000 Cash SARs were terminated, and the Replacement Options are equity classified in the consolidated balance sheets as of July 18, 2013. Prior to such conversion, the 600,000 Cash SARs were classified as a short-term liability on the consolidated balance sheets, and the fair value of this award was recalculated each quarter based upon its fair value at each balance sheet date; and (ii) pursuant to the terms of a transition and release agreement with Guy Paglinco, notwithstanding the terms of such awards, an aggregate of 5,600 unvested SARs that otherwise would have been forfeited on the date of the termination of his employment (March 2, 2014) were permitted to remain outstanding and vest on March 8, 2014. No incremental compensation cost resulted from these modifications. There were no SARs exercised in the three months ended March 31, 2014 and 2013.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Including the 600,000 Cash SARs (in 2013), the assumptions used to estimate the fair value of the SARs granted during the three months ended March 31, 2014 and March 31, 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Dividend yield	—%	—%
Risk-free interest rate	1.73%	0.84%
Volatility	77.0%	75.6%
Expected term (years)	5.0	4.1
Weighted-average fair value of SARs granted	$0.31	$0.85

Activity regarding outstanding SARs for the three months ended March 31, 2014 (excluding the 600,000 Cash SARs) is as follows:

	All Stock Appreciation Rights Outstanding
		Weighted Average
	Shares	Exercise Price
SARs Outstanding as of December 31, 2013	1,828,015	$2.67
SARs Granted[1]	545,000	$0.94
SARs Exercised	—	$—
SARs Forfeited/Cancelled [1,2]	(282,055)	$1.89

SARs Outstanding as of March 31, 2014	2,090,960	$2.33

SARs price range at March 31, 2014	$0.58-8.50

[1]	Modifications of SAR grants are included on a net basis in the table
[2]	See disclosure below regarding forfeitures

A summary of the Company’s unvested SARs at March 31, 2014 and changes during 2014 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Unvested, December 31, 2013	1,389,663	$1.53
Granted	545,000	$0.31
Vested	(94,250)	$3.72
Forfeited*	(282,055)	$1.27

Unvested, March 31, 2014	1,558,358	$1.01

*	See disclosure below regarding forfeitures.

As of March 31, 2014, there was approximately $1.4 million of unrecognized compensation cost related to unvested SARs, (excluding the 600,000 Cash SARs) which is expected to be recognized over a weighted-average period of 3.5 years.

The aggregate intrinsic value of the non-vested and vested outstanding SARs, including the 600,000 Cash SARs in 2013, at each of March 31, 2014 and 2013 was $0 and $164,438, respectively. The aggregate intrinsic value is the total pre-tax value of in-the-money SARs, which is the difference between the fair value at the measurement date and the exercise price of each SAR. The weighted average fair value of SARs, including the 600,000 Cash SARs in 2013, vested for the three months ended March 31, 2014 and 2013 was $350,000 and $233,000, respectively.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-Restricted Stock Awards

Non-restricted stock is Common Stock awarded that is not subject to any restrictions, such as risk of forfeiture. Non-restricted stock awards are equity classified within the consolidated balance sheets. The fair value of each non-restricted stock award is estimated on the date of grant using the closing price of the Company’s Common Stock on the New York Stock Exchange, or if not so listed, on the principal OTC System on which the common stock is traded on the date of grant.

During the three months ended March 31, 2014 and 2013, there were 45,730 and 0 shares of non-restricted stock issued under the 2013 EI Plan, respectively. The awards in the first quarter of 2014 were made to the Company’s current directors in lieu of an aggregate cash payment of $37,500 for the February 2014 semi-annual directors’ retainer fee. Non-restricted stock grants, when made, are not subject to vesting restrictions. Compensation expense is equal to the fair value of the Common Stock awarded based on the closing price of the Company’s Common Stock on the date of grant.

As of March 31, 2014, there was no unrecognized compensation cost related to issuances of non-restricted stock.

Option/SAR Forfeitures

Except for 975 stock options which expired unexercised at the conclusion of their ten year contractual term in January 2014, all of the forfeited options/SARs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of non-vested and/or vested but unexercised options/SARs. Pursuant to the Company’s Plans, upon the termination of employment of a grantee, such grantee’s outstanding unexercised options/SARs are typically cancelled and deemed terminated as of the date of termination; provided, that if the termination is not for cause, all vested options/SARs generally remain outstanding for a period ranging from 30 to 90 days, and then expire to the extent not exercised. Notwithstanding the foregoing, as of March 2, 2014, an aggregate of 5,600 unvested SARs that otherwise would have been forfeited upon the termination of the employment of Guy Paglinco (under his transition and release agreement), were permitted to remain outstanding and vest on March 8, 2014.

RSU Forfeitures

All of the forfeited RSUs described in the charts set forth above resulted from the termination of the employment of the respective grantees and the resulting forfeiture of unvested RSUs. Pursuant to the award agreements governing the outstanding RSUs, upon a grantee’s termination of employment, such grantee’s outstanding unvested RSUs are typically forfeited, except in the event of disability or death, in which case all restrictions lapse. Notwithstanding the foregoing, with respect to the termination of the employment of Guy Paglinco, an aggregate of 2,000 unvested RSUs that otherwise would have been forfeited upon such termination were permitted to remain outstanding and vest on March 8, 2014.

NOTE 3—WEIGHTED AVERAGE COMMON SHARES

Earnings per share (“EPS”) under the two-class method is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In determining EPS, earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Participating securities include unvested restricted stock awards (when outstanding) where, like the Company’s restricted stock awards, such awards carry a right to receive non-forfeitable dividends, if declared. As a result of the foregoing, and in accordance with the applicable accounting standard, vested and unvested shares (if any) of restricted stock are also included in the calculation of basic earnings per share. With respect to RSUs, as the right to receive dividends or dividend equivalents is contingent upon vesting, in accordance with the applicable accounting standard, the Company does not include unvested RSUs in the calculation of basic earnings per share. To the extent such RSUs are settled in stock, upon settlement, such stock is included in the calculation of basic earnings per share. With respect to SARs and stock options, as the right to receive dividends or dividend equivalents is contingent upon vesting and exercise (with respect to SARs, to the extent they are settled in stock), in accordance with the applicable accounting standard, the Company does not include unexercised SARs or stock options in the calculation of basic earnings per share. To the extent such SARs and stock options have vested and are exercised (with respect to SARs, to the extent they are settled in stock), the stock received upon such exercise is included in the calculation of basic earnings per share.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average common shares outstanding included in the computation of basic and diluted net loss per share is set forth below (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding – Basic	22,094	21,850
Dilutive effect of common shares issuable upon exercise/settlement of stock options, RSUs and SARs	—	—

Weighted average common shares outstanding assuming dilution	22,094	21,850

The computation of net loss per diluted common share for the three months ended March 31, 2014 and March 31, 2013 excluded 1.5 million and 0.5 million stock options (consisting of all outstanding options), respectively, because their inclusion would be anti-dilutive as a result of the net loss incurred during such periods.

The computation of net loss per diluted common share for the three months ended March 31, 2014 and March 31, 2013 excluded 1.7 million and 1.5 million SARs (consisting of all outstanding SARs), respectively, because their inclusion would be anti-dilutive as a result of the net loss incurred during such periods.

NOTE 4—CONSOLIDATION PLAN AND 3PL AGREEMENT

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

Of the $1.5 million to be paid to NFI in start-up costs as described above, approximately $0.9 million was paid in installments over the course of the fourth quarter of 2013, $0.2 million was paid in installments over the course of the first quarter of 2014, and the remainder is anticipated to be paid during the second quarter of 2014. The Company recorded these payments as a prepaid expense and will amortize the payment over the term of the agreement. In addition to these start-up costs, the Company estimates that it will incur a total of approximately $1.7 million in cash expenditures in connection with the Consolidation Plan, consisting primarily of the following: one-time termination benefits of approximately $600,000; project management costs of approximately $600,000; moving costs of approximately $400,000; and retention bonuses of approximately $100,000. Approximately $1.1 million of the $1.7 million in anticipated cash expenditures described above was recognized as an expense in the fourth quarter of 2013 (as set forth in the table below), $147,000 was recognized as an expense in the first quarter of 2014, with the remainder expected to be expensed during the second quarter of 2014. In addition to the $1.1 million in start-up costs paid to NFI as described above, approximately $0.6 million of actual cash expenditures were paid through March 31, 2014, with the remainder currently anticipated to be paid during the second quarter of 2014.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Aggregate NFI Payment for Start-up Costs (in thousands):

Total obligation to NFI	$1,500
Payments through March 31, 2014	(1,100)

Amount obligated to pay in second quarter of 2014	$400

The following table summarizes information of Other Consolidation Plan Expense (in thousands)

	Termination Benefits	Other	Total
Provision	$687	$451	$1,138
Payment	$—	$(451)	$(451)

Accrued at December 31, 2013	$687	—	$687
Provision	$25	$122	$147
Payment	$(73)	(52)	$(125)
Fixed Asset Disposal	$—	$(70)	$(70)

Accrued at March 31, 2014	$639	—	$639

NOTE 5—DEBT

See the section captioned “Post-Amendment No. 5 Events” below for a description of certain circumstances which constitute failures of conditions to lending and/or events of default under the Company’s credit agreement, which have not been waived as of the date of filing of this Quarterly Report on Form 10-Q, and a reservation of rights letter received by the Company from its senior lenders in connection therewith.

Credit Agreement

On December 21, 2012, the Company, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with the Company, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The obligations of the Borrowers under the Credit Agreement are joint and several. All of the Company’s indebtedness for borrowed money under the Credit Agreement is classified as short term debt. The Credit Agreement was amended on each of April 16, 2013, May 16, 2013, August 13, 2013, November 14, 2013, April 8, 2014, and May 14, 2014. The current provisions of the Credit Agreement (as amended) are provided immediately below (but are subject to, and are in all cases qualified by, the provisions of the reservation of rights letter described in “Post-Amendment No. 5 Events”). Each amendment to the Credit Agreement (including the reasons therefor) is described in detail in the following section captioned “Prior Financial Covenants and Amendments to Credit Agreement”.

The Credit Agreement currently provides for an aggregate maximum $60.0 million revolving credit facility, composed of: (i) a revolving $44.0 million tranche (the “Tranche A Revolver”), with a $5.0 million sublimit for letters of credit; and (ii) a $16.0 million first-in last-out tranche (the “Tranche A-1 Revolver”). Notwithstanding the foregoing, the Borrowers will be permitted to (upon irrevocable notice to the Agent) to increase the maximum commitment under the Tranche A Revolver to $48.0 million, and maximum commitment under the Tranche A-1 Revolver to $17.0 million, provided that, among other things, applicable conditions to lending are satisfied, and prior to delivery of such notice, the Borrowers shall have delivered to the Agent an updated business plan demonstrating the need for such increase to the reasonable satisfaction of the Agent. The Borrowers may not request extensions of credit under the Tranche A Revolver unless they have borrowed the full amount available under the Tranche A-1 Revolver. Borrowers must cash collateralize all outstanding letters of credit.

At March 31, 2014, an aggregate of $48.0 million was borrowed under the Credit Agreement ($32.3 million under the Tranche A Revolver and $15.7 million under the Tranche A-1 Revolver). At December 31, 2013, an aggregate of $53.1 million was borrowed under the Credit Agreement ($37.4 million under the Tranche A Revolver and $15.7 million under the Tranche A-1 Revolver). At March 31, 2014 and December 31, 2013, revolving loan availability was $0.9 million and $4.9 million, respectively.

Loans under the Credit Agreement bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 6.0% per annum with respect to the Tranche A Revolver and a margin of 13.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates may be increased by 3.50% per annum (such default rate is in effect as of May 19, 2014). The weighted average interest rates for the outstanding loans under the Credit Agreement as of March 31, 2014 and December 31, 2013 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver (interest rate margins on each of the Tranche A Revolver and the Tranche A-1 Revolver were increased by 2% per annum as of April 1, 2014 pursuant to the April 2014 amendment to the Credit Agreement (“Amendment No. 4”)).

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

The Tranche A Revolver is subject to borrowing base limitations based on 95% of the face amount of specified eligible accounts receivable, net of reserves established in the reasonable discretion of the Agent, including dilution reserves; plus the lesser of: (x) 68% of eligible inventory stated at the lower of cost or market value (in accordance with the Borrowers’ accounting practices), net of reserves established in the reasonable discretion of the Agent; and (y) 100% of the appraised orderly liquidation value, net of costs and expenses, of eligible inventory stated at the lower of cost or market value, net of inventory reserves; minus an availability block of $2.768 million (increasing to $3.5 million on June 14, 2014, and reverting to $4.0 million, its original amount, on August 1, 2014), or if an event of default exists, such other amount established by the Agent; minus customary availability reserves (without duplication).

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

The Company is currently subject to the following financial covenants (the “New Financial Covenants”):

(a) the Loan Parties may not permit the Collateral Coverage Ratio (defined as the appraised value of eligible inventory, the net orderly liquidation value of eligible intellectual property, and the face amount of eligible receivables, minus reserves and the availability block, to total amounts outstanding under the Credit Agreement) for the trailing 30 day average, to be less than 1.0:1.0. This covenant shall be tested monthly, commencing April 30, 2014, and as of the last day of each month thereafter. The Company was in compliance with this financial covenant as of April 30, 2014.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants in addition to the New Financial Covenants, including, without limitation, financial reporting requirements, notice requirements with respect to specified events, required compliance certificates, and certificates from the Company’s independent auditors. In addition, among other restrictions, the Loan Parties (the Borrowers and guarantors, if any) and their subsidiaries (other than specified inactive subsidiaries) are prohibited from: consummating a merger or other fundamental change; paying cash dividends or distributions; purchasing or redeeming stock (including under the Company’s stock purchase plan); incurring additional debt or allowing liens to exist on their assets; making acquisitions; disposing of assets; issuing equity and consummating other transactions outside of the ordinary course of business; making specified payments and investments; engaging in transactions with affiliates; amending material contracts to the extent such amendment would result in a default or event of default or would be materially adverse to the Lenders; paying Duty Amounts (defined below); or paying any earnout consideration with respect to the Company’s 2008 purchase of the LaJobi assets (“LaJobi Earnout Consideration”), subject to limited specified exceptions, the more significant of which are described below. “Duty Amounts” refers to all customs duties, interest, penalties and any other amounts payable or owed to U.S. Customs and Border Protection (“U.S. Customs”) by LaJobi, Kids Line, CoCaLo or Sassy, to the extent that such amounts relate to specified duty underpayments by such subsidiaries to U.S. Customs and LaJobi’s business and staffing practices in Asia prior to March 30, 2011.

To the extent the Company has sufficient availability (and is permitted to borrow) under the Credit Agreement therefor, Duty Amounts and LaJobi Earnout Consideration may be paid either: (i) in accordance with the business plan required to be provided to the Agent for the relevant year, or (ii) otherwise, so long as no default or event of default is continuing or would result therefrom, and availability, both before and after giving effect to such payment, is at least $10.0 million.

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

The Credit Agreement contains customary events of default (including any failure to remain in compliance with the New Financial Covenants). See the section captioned “Post-Amendment No. 5 Events” below for a description of certain circumstances which constitute failures of conditions to lending and/or events of default which have not been waived as of the date of filing of this Quarterly Report on Form 10-Q, and a reservation of rights letter received by the Company from its senior lenders in connection therewith. While an event of default occurs and is continuing (in addition to default interest as described above and other remedies available to the Lenders), the Agent may, in its discretion, declare the commitments under the Credit Agreement to be terminated and/or refuse to permit further borrowings thereunder, declare outstanding obligations thereunder to be due and payable, demand cash collateralization of letters of credit, capitalize any accrued and unpaid interest by adding such amount to the outstanding principal balance (provided that upon events of bankruptcy, the commitments will be immediately due and payable, and the Borrowers will be required to cash collateralize letters of credit, without any action of the Agent or any Lender), and/or seize collateral or take other actions of secured creditors. In addition, an event of default under the Credit Agreement constitutes a cross-default under certain license agreements that the Company maintains.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior Financial Covenants and Amendments to Credit Agreement

Amendment No. 1

Under the original terms of the Credit Agreement, the Company was subject to a monthly minimum Adjusted EBITDA covenant, based on a trailing twelve-month period ending on the applicable testing date, and a minimum quarterly consolidated Fixed Charge Coverage Ratio of 1.1:1.0 (the “Prior Financial Covenants”). The minimum monthly consolidated Adjusted EBITDA amounts required are described in detail in Note 4 of the Notes to Unaudited Consolidated Financial Statements of the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2013. A description of how the Prior Financial Covenants were defined and calculated can be found in Note 8 of the Notes to Consolidated Financial Statements of the 2013 10-K. On April 16, 2013 the Borrowers and the Agent executed a First Amendment to Credit Agreement (“Amendment No. 1”), to amend the definition of Adjusted EBITDA for purposes of determining compliance with the Prior Financial Covenants to include an additional add-back to net income for the amount of any additional expense or accrual in excess of the Company’s existing product return reserves in connection with the a deduction from outstanding amounts payable made by a large customer, up to a maximum aggregate amount of $600,000 (an “Excess Accrual”). In April 2013, the Borrowers paid a fee of $50,000 in connection with the execution of Amendment No. 1. As a result of the use of an Excess Accrual of $261,000 (recorded in the third quarter of 2013 in final settlement of this matter), the Borrowers accrued an additional $50,000 fee payable to the Lenders.

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

Commitment Reduction

As originally executed, the Credit Agreement provided for an aggregate maximum $80.0 million revolving credit facility, composed of: (i) a $60.0 Tranche A Revolver, with a $5.0 million sublimit for letters of credit; and (ii) a $20.0 Tranche A-1 Revolver. As the Borrowers, the Agent and the Lenders agreed that it was in the interests of the parties to reduce the Aggregate Commitments under the Credit Agreement, effective as of December 16, 2013, they executed an Agreement Regarding Commitments (“Commitment Reduction”), pursuant to which: (i) maximum commitments under the Tranche A Revolver were reduced to $44.0 million, and (ii) maximum commitments under the Tranche A-1 Revolver were reduced to $16.0 million. The Agent and the Lenders waived the termination fee of approximately $300,000 that would otherwise have been applicable to such commitment reduction. Notwithstanding the foregoing, the Borrowers will be permitted (upon irrevocable notice to the Agent) to increase the maximum commitment under the Tranche A Revolver to $48.0 million, and maximum commitment under the Tranche A-1 Revolver to $17.0 million on the conditions described above. In connection with Commitment Reduction, the Company recorded a non-cash charge for the unamortized portion of deferred financing costs in the fourth quarter of 2013 in the approximate amount of $440,000 which was recorded as interest expense.

Amendment No. 4

The Company was not in compliance with the financial covenant pertaining to Availability under the Credit Agreement for the month ended February 28, 2014, the financial covenants pertaining to Availability and gross sales for the month ended March 31, 2014, or the covenant requiring the delivery of annual financial statements within 90 days of the end of 2013, accompanied by a report and opinion of its auditors without a going concern or other qualification or exception. In addition, trading of the Company’s common stock on the New York Stock Exchange was suspended as of March 31, 2014. The Company also anticipated that it may not be in compliance with both financial covenants for the month ended April 30, 2014. All of the foregoing, in addition to the Going Concern Events (as defined below), constituted (or may have constituted) events of default under the Credit Agreement (collectively, the “Existing Events of Default”). The Company also anticipated that it would determine and disclose in its financial statements for 2013 that there is substantial doubt about its ability to continue as a going concern, and that a related explanatory paragraph would be included in the report and opinion of the Company’s auditors for such year (the “Going Concern Events”). The Going Concern Events may also violate specified provisions of the Credit Agreement, and result in a failure of the conditions to lending thereunder.

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

Amendment No. 5

The Company notified the Agent of circumstances which constitute or may constitute failures of conditions to lending and/or events of default (the “Events of Default”) pertaining to the breach of various representations and covenants under the Credit Agreement resulting from the Company’s non-payment of several suppliers and other service providers, and the receipt of a related notice of breach from one of LaJobi’s material licensors claiming that LaJobi failed to ship certain goods to the licensor’s customers as a result of outstanding subcontractor invoices. See Note 13 for further detail.

Accordingly, the Borrowers, the Agent and the Required Lenders executed a Waiver and Fifth Amendment to Credit Agreement as of May 14, 2014 (“Amendment No. 5”), to waive any failures of conditions to lending and events of default resulting from the Events of Default. In addition, in order to increase the amount of eligible receivables under the Tranche A borrowing base, Amendment No. 5 further reduces the availability block from $3.5 million to $2.768 million for 30 days (such block will return to $3.5 million on June 14, 2014, and will revert to its original amount of $4.0 million on August 1, 2014). The Company recorded a fee of $132,000 in connection with the execution of Amendment No. 5 in May of 2014, which is payable on June 14, 2014.

Post-Amendment No. 5 Events

Subsequent to the execution of Amendment No. 5, the Company received a notice of breach and amendment from one of Sassy’s material licensors as a result of a late royalty payment (which was cured prior to receipt of the notice) and breaches arising from cessation of certain shipping and distribution activities. Also subsequent to the execution of Amendment No. 5, and as previously disclosed, the Company has determined to suspend LaJobi’s wood furniture operations, and in connection with such suspension, has terminated (on mutually agreed terms), a related license agreement with Graco Children’s Products, Inc. (“Graco”).

The Company notified the Agent and the Required Lenders of these events (and the breach of various representations and covenants in connection therewith), and has requested a waiver of the failures of conditions to lending and/or events of default arising therefrom. There can be no assurance that that the requested relief will be granted (on terms acceptable to the Company or at all), or that if obtained, the Company will remain in compliance with the Credit Agreement. Unless and until the Company is able to secure a waiver of the failure of conditions to lending, its lenders are entitled to refuse to permit any further draw-downs on the Company’s revolvers. Unless and until the Company is able to secure a waiver of the events of default, its lenders are entitled to, among other things, accelerate the loans under the Credit Agreement, declare the commitments thereunder to be terminated and/or refuse to permit further draw-downs on the revolvers, seize collateral or take other actions of secured creditors. Any of the foregoing is likely to have a material adverse effect on the Company’s financial condition and results of operations, and to cause us to become bankrupt or insolvent. See Item 1A — Risk Factors, “Inability to maintain compliance with the bank covenants” of the 2013 10-K.

With respect to the foregoing, on May 19, 2014 the Lead Borrower received a notice of default and reservation of rights letter (the “Reservation of Rights Letter”) from the Agent. Pursuant to the Reservation of Rights Letter, the Agent informed the Borrowers that there are a number of failures of conditions to lending and events of default existing under the Credit Agreement and that effective immediately, all Loans under the Credit Agreement will bear interest at the default rate set forth in the Credit Agreement. Further, the Reservation of Rights Letter specifies that the Borrowers comply with certain requirements, including, without limitation, the immediate retention of a financial advisor and investment banker in order to prepare their assets and businesses for sale, and delivery of weekly rolling 13-week cash flow forecasts. According to the Reservation of Rights Letter, the Agent and the Lenders are presently evaluating all available courses of action that may be available under the Credit Agreement, law or in equity with respect to the existing events of default, such that their voluntary forbearance does not constitute a waiver of such events of default, and the Agent and Lenders expressly reserve all such rights and remedies with respect thereto. The Reservation of Rights Letter also indicates that while the Lenders are not obligated to make additional loans or otherwise extend credit to the Borrowers, to the extent a Lender makes any such loans or extensions of credit, such loans or extensions of credit shall be made at such Lender’s sole discretion, and shall not prevent such Lender from ceasing to make additional loans or other extensions of credit, or to exercise any rights or remedies.

As a result of the foregoing and the circumstances described in Note 13, there can be no assurance that the Company will continue to be permitted to borrow under the Credit Agreement or that its senior lenders will not exercise their rights and remedies under the Credit Agreement or otherwise, and there continues to be substantial doubt about its ability to continue as a going concern.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6—FAIR VALUE MEASUREMENTS

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

Cash and cash equivalents, trade accounts receivable, current portion of note receivable (described below), inventory, income tax receivable, trade accounts payable and accrued expenses are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The Company has a note receivable (in connection with the sales of specified trademarks and trade names) with a face value of $500,000, of which $400,000 is reflected on the consolidated balance sheet in other long term assets at its present value of $357,000, with the balance of $100,000 being reflected in other current assets.

The carrying value of the Company’s borrowings under both the Tranche A Revolver and the Tranche A-1 Revolver (defined and described in Note 5) approximates fair value because interest rates applicable thereto are variable, based on prevailing market rates.

There were no material changes to the Company’s valuation techniques during the three months ended March 31, 2014, compared to those used in prior periods.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7—INTANGIBLE ASSETS

As of March 31, 2014 and December 31, 2013, the components of intangible assets consisted of the following (in thousands):

	Weighted Average	March 31,	December 31,
	Amortization Period	2014	2013
Sassy trade name	Indefinite life	$5,400	$5,400
Kids Line customer relationships	20 years	—	6,165
Kids Line trade name	Indefinite life	—	3,320
LaJobi trade name	Indefinite life	—	2,950
LaJobi customer relationships	20 years	—	9,049
CoCaLo trade name	Indefinite life	1,690	4,530
CoCaLo customer relationships	20 years	1,774	1,805
CoCaLo foreign trade name	Indefinite life	31	31

Total intangible assets		$8,895	$33,250

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

Aggregate amortization expense was approximately $295,000 and $420,000 for the three months ended March 31, 2014 and 2013, respectively.

In accordance with Accounting Standard Codification (ASC) Topic 350, indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually, and more frequently if a triggering event occurs indicating that an impairment may exist. The Company’s annual impairment testing is performed in the fourth quarter of each year (unless specified triggering events warrant more frequent testing). The Company’s other intangible assets with definite lives are amortized over their estimated useful lives and are tested if events or changes in circumstances indicate that an asset may be impaired. All intangible assets, both definite-lived and indefinite-lived, were tested for impairment in the fourth quarter of 2013. The review for impairment of indefinite-lived intangible assets, including trade names, is based on whether the fair value of such trade names exceeds their carrying value. We determined fair value by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method for all indefinite-lived trade names. Definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows. In its analysis, the Company used a five-year projection period, which has been its prior practice, and projected the long-term growth rate of each of its four business units, as well as the assumed royalty rate that could be obtained by each such business unit by licensing out each intangible trade name. For the year-end 2013 testing, the Company kept its long-term growth rate at 2.5% for all of its business units, and used assumed royalty rates of 3.0%, 4.5%, 2.0% and 5.0% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. For 2012, the Company used assumed royalty rates of 3.0%, 3.5%, 2.0% and 5.5% for Kids Line, Sassy, LaJobi and CoCaLo, respectively. The assumed royalty rate increased with respect to Sassy from the 2012 rate of 3.5%, as a result of projected increased profitability at this business unit. The assumed royalty rate decreased with respect to CoCaLo from the 2012 rate of 5.5%, as a result of decreased profitability at this business unit in 2013. The Company also increased the discount rate slightly to mitigate risks inherent in any projections. As the carrying value of the Kids Line, LaJobi, and CoCaLo trade names exceeded their respective fair values due to revised future cash flow projections resulting from meaningfully lower sales for the year, the Company recorded an impairment with respect thereto of $2.0 million, $1.8 million, and $1.3 million, respectively, for the three months ended December 31, 2013. The Company also recorded an impairment of approximately $4.0 million to the LaJobi trade name in the third quarter of 2013, for an aggregate impairment of $5.8 million to the LaJobi trade name for the year ended December 31, 2013. As the fair value of the Sassy trade name exceeded its carrying value, no impairments to this intangible asset were recorded for the year ended December 31, 2013. No impairments were recorded with respect to intangible assets with definite lives in the fourth quarter of 2013.

Due to continued liquidity issues during the first quarter of 2014, the Company again determined that indicators of impairment of its definite-lived and indefinite-lived intangible assets other than the Sassy trade name existed, and as a result conducted testing of all such assets as of March 31, 2014. The Company determined the fair value of its indefinite-lived intangible assets by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method. In the Company’s March 31, 2014 analysis, it used a five-year projection period, consistent with prior practice. For the interim testing, the Company concluded that it was appropriate to retain the assumed royalty rate of 5% for CoCaLo, and as a result of decreased profitability, reduced the assumed royalty rate for Kids Line from 3.0% to 1.0%. The fair value of the Kids Line and CoCaLo trade names were determined to be lower than their respective carrying values due to revised future cash flow projections resulting from meaningfully lower sales to certain of its major customers. This resulted in non-cash impairments of approximately $3.3 million and $2.8 million to the Kids Line and CoCaLo trade names, respectively, which were recorded in cost of sales in the quarter ended March 31, 2014. In addition, the Company determined that the carrying value of the Kids Line definite lived intangibles exceeded its estimated future cash flows, and in connection therewith, recorded a non-cash impairment of $6.1 million for Kids Line customer relationships in cost of sales in the quarter ended March 31, 2014. Finally, the LaJobi trade names and customer relationships were each determined to be fully impaired as a result of continuing unprofitability in this business unit. Accordingly, an aggregate non-cash impairment charge of approximately $11.8 million (approximately $2.9 million for the LaJobi trade name and approximately $8.9 million for the LaJobi customer relationships) was recorded in cost of sales in the quarter ended March 31, 2014.

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

NOTE 8—GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK

The following tables present net sales and total assets of the Company by geographic area (in thousands):

	Three Months ended March 31,
	2014	2013
Net sales
Net domestic sales	$36,754	$50,104
Net foreign sales (Australia)*	1,248	1,335

Total net sales	$38,002	$51,439

	March 31,	December 31,
	2014	2013
Assets
Domestic assets	$78,120	$118,108
Foreign assets (Australia, United Kingdom and Asia)	2,227	2,148

Total assets	$80,347	$120,256

*	Excludes export sales from the United States, which are included in net domestic sales.

A measure of profit or loss for the three months ended March 31, 2014 and 2013 and long lived assets for March 31, 2014 and December 31, 2013 can be found in the unaudited Consolidated Statements of Operations and the unaudited Consolidated Balance Sheets, respectively.

The Company currently categorizes its sales in five product categories: Hard Good Basics, Soft Good Basics, Toys and Entertainment, Accessories and Décor, and Other. Hard Good Basics includes cribs and other nursery furniture, feeding products, baby gear and organizers. Soft Good Basics includes bedding, blankets and mattresses. Toys and Entertainment includes developmental toys, bath toys and mobiles. Accessories and Décor includes hampers, lamps, rugs and décor. Other includes all other products that do not fit in the above four categories. The Company’s consolidated net sales by product category, as a percentage of total consolidated net sales, for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013
Hard Good Basics	39.0%	33.5%
Soft Good Basics	28.3%	36.4%
Toys and Entertainment	25.9%	21.0%
Accessories and Décor	5.9%	8.2%
Other	0.9%	0.9%

Total	100.0%	100.0%

Customers who account for a significant percentage of the Company’s gross sales are shown in the table below:

	Three months ended March 31,
	2014	2013
Toys “R” Us, Inc. and Babies “R” Us, Inc.	35.9%	34.1%
Walmart	24.8%	19.3%
Target	6.1%	7.8%

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

During the three months ended March 31, 2014 and 2013, approximately 79% of the Company’s dollar volume of purchases was attributable to manufacturing in the People’s Republic of China (“PRC”). The PRC currently enjoys “permanent normal trade relations” (“PNTR”) status under U.S. tariff laws, which generally provides a favorable category of U.S. import duties. The loss of such PNTR status would result in a substantial increase in the import duty for products manufactured for the Company in the PRC and imported into the United States and would result in increased costs for the Company.

For the three months ended March 31, 2014 and 2013, the suppliers accounting for the greatest dollar volume of the Company’s purchases accounted for approximately 9% and 16%, respectively, of such purchases, and the five largest suppliers accounted for an aggregate of approximately 36% and 47% of such purchases, respectively.

NOTE 9—INCOME TAXES

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

The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding the inclusion of certain items in taxable income, the deductibility of certain expenses, transfer pricing, the utilization and carryforward of various tax credits, and the utilization of various carryforward items such as capital losses, and net operating loss carryforwards (“NOLs”). At March 31, 2014, the amount of liability for unrecognized tax benefits related to federal, state, and foreign taxes was approximately $304,000, including approximately $90,000 of interest and penalties.

Activity regarding the liability for unrecognized tax benefits for the three months ended March 31, 2014 is as follows:

(in thousands)
Balance at December 31, 2013	$398
Increase related to prior year tax positions	5
Reclassification of balance to deferred tax asset	(99)

Balance at March 31, 2014	$304

Based upon the expiration of statutes of limitations and/or the conclusion of tax examinations in several jurisdictions, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits discussed above may decrease by up to $260,000 within twelve months of March 31, 2014, and such amount is reflected on the Company’s consolidated balance sheet as current income taxes payable.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

The valuation allowance for deferred tax assets as of March 31, 2014 and December 31, 2013 was $97.1 million and $85.5 million, respectively. The Company has recorded valuation allowances on substantially all of its deferred tax assets, and the increase in the valuation allowance during the three months ended March 31, 2014 of $11.6 million from the year ended December 31, 2013 is due to the changes in the underlying deferred tax assets for the period. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and other factors. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates all available positive and negative evidence, including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage its underlying businesses, the amount of taxes paid in available carry-back years, and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company has recorded valuation allowances on substantially all of its deferred tax assets since 2012 as a result of the Company’s estimates of current and future taxable income during the carry forward period, and the fact that it is in a three-year cumulative loss position. Management will continue to periodically evaluate the valuation allowance and, to the extent that conditions change, a portion of such valuation allowance could be reversed in future periods.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The income tax provision for the three months ended March 31, 2014 was $27,000 on loss before income tax provision of $31.7 million. The difference between the effective tax rate of -0.1% for the three months ended March 31, 2014 and the U.S. federal tax rate of 35% was related to: (i) a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and valuation allowances on its deferred tax assets ($11.1 million); (ii) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($18,000); (iii) an increase in the liability for unrecognized tax benefits ($5,000) as a result of additional interest being accrued; and (iv) state tax provisions ($3,000). The income tax provision for the three months ended March 31, 2013 was $37,000 on loss before income tax provision of $946,000. The difference between the effective tax rate of -3.9% for the three months ended March 31, 2013 and the U.S. federal tax rate of 35% was related to: (i) a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and valuation allowances on its deferred tax assets ($331,000); (ii) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($32,000); and (iii) an increase in the liability for unrecognized tax benefits ($5,000) as a result of additional interest being accrued.

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

NOTE 10—LITIGATION; COMMITMENTS AND CONTINGENCIES

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

In the fourth quarter of 2012, the Company completed LaJobi’s voluntary prior disclosure to U.S. Customs, including the Company’s final determination of amounts it believes are owed for all relevant periods. The Company estimates that LaJobi will owe an aggregate of approximately $7.0 million relating to anti-dumping duties (plus approximately $1.2 million in aggregate related interest) to U.S. Customs for the period commencing April 2, 2008 (the date of purchase of the LaJobi assets by the Company) through March 31, 2014, and the Company is fully accrued for all such amounts. The completed voluntary prior disclosure submitted to U.S. Customs in the fourth quarter of 2012 included proposed settlement amounts and proposed payment terms with respect to the anti-dumping duties owed by LaJobi (the “Settlement Submission”), as well as a payment of $0.3 million, to be credited against the amount that U.S. Customs determines is to be paid in satisfaction of LaJobi’s customs duty matters. Of the total amount accrued as of March 31, 2014, $0.1 million was recorded during the three months ended March 31, 2014 for anticipated interest expense. In connection with the previously-disclosed restatement of certain prior period financial statements (the “Restatement”), these amounts are recorded in the periods to which they relate.

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

In the Interim Award, the Panel, based on its finding that Mr. Bivona breached his fiduciary duty and breached his employment agreement on and after August 24, 2010, awarded damages to KID and LaJobi, including damages for the additional duties assessed for transactions on and after that date, and in addition, awarded KID and LaJobi $2.85 million for reasonable legal expenses and other costs (collectively, the “KB Award Amounts”). In reaching its determination, the Panel noted that as of August 24, 2010, Mr. Bivona “consciously ignored information that demanded further investigation, which would have led to discovery and cessation of the improper practice”, in breach of his fiduciary duty and his employment agreement. The Panel found in favor of Mr. Bivona with respect to: (i) his right to receive a portion of the LaJobi Earnout Consideration; (ii) his claim for indemnification with respect to reasonable attorney’s fees and expenses (in an amount to be determined at a subsequent proceeding) for KID’s failure to pay such LaJobi Earnout Consideration; and (iii) his claim that KID and LaJobi breached his employment agreement by improperly terminating him for “cause” (and awarded him $655,000), but stated that any recovery on these claims must be offset by the KB Award Amounts. The Panel denied Mr. Bivona’s claims for breach of fiduciary duty and punitive damages, and awarded him $1.00 on his defamation claim. The Panel denied KID’s and LaJobi’s counterclaims for breach of the LaJobi Asset Purchase Agreement (although a representation was determined to be breached, no damages were found) and fraudulent inducement. Except as described above, the parties will bear their own legal fees and costs.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the Interim Award, the Panel determined that because U.S. Customs has not yet finally determined the amount of anti-dumping duties and/or penalties, it would not be possible to ascertain the amount of the LaJobi Earnout Consideration due to Mr. Bivona, or the precise amount of damages to KID and LaJobi resulting from Mr. Bivona’s breach of his fiduciary duty and employment agreement.

Any significant payment required by us to Mr. Bivona or U.S. Customs is likely to result in a default under the Credit Agreement and have a material adverse effect on our financial condition and results of operations.

See Note 5 for a description of the Company’s Credit Agreement, including a discussion of restrictions on the Company’s ability to pay Customs duties and any LaJobi earnout payment requirements, the financial and other covenants applicable to the Company, and the Reservation of Rights Letter received from the Agent. Also see Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”, and Item 1A — Risk Factors, including—“Inability to maintain compliance with the bank covenants”, “We are party to litigation and other matters that have and continue to be costly to defend and distracting to management, and if decided against us, are likely to have a material adverse effect on our business”, and “There can be no assurance that we will have sufficient liquidity to satisfy our cash obligations when required” of the 2013 10-K.

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

The Company disagrees with the position of the CPSC Staff, and believes that such position is unwarranted under the circumstances. As permitted by the notice, the Company provided the CPSC Staff with additional supplemental information in support of the Company’s position, including relevant factors in the Company’s favor that are required to be considered by the CPSC prior to the imposition of any civil penalty. The Company is currently working with the CPSC Staff regarding a possible resolution to the issue, and during the year ended December 31, 2013, the Company accrued $1.0 million with respect thereto and no additional amounts were accrued in the first quarter of 2014. While settlement discussions are ongoing, it is possible that no settlement will be achieved, or that any settlement or other disposition of the matter will involve substantially higher amounts than the amount accrued or will be on terms that are less favorable to the Company.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2014, the Company estimates that it will incur aggregate costs of approximately $2.0 million relating to such customs duties (plus approximately $0.3 million in aggregate related interest), for the period ended 2006 through March 31, 2014, and the Company is fully accrued for all such amounts. Of the total amount accrued as of March 31, 2014, $18,000 was recorded during the three months ended March 31, 2014 for anticipated interest expense. As a result of the Restatement, these amounts are recorded in the periods to which they relate. (The Company had initially recorded the applicable anticipated customs duty payment requirements (and related interest) in the third quarter of 2011 (the period of discovery), and recorded additional interest expense in the subsequent quarterly periods.)

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

(d) Wages and Hours Putative Class Action

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

(e) Proceedings for Outstanding Obligations

Allied Hill

On April 15, 2014, Allied Hill Enterprise, Ltd. (“Allied”) submitted a Demand for Arbitration to the American Arbitration Administration in Los Angeles, California in connection with outstanding amounts (approximately $1.2 million) under purchase order invoices for products manufactured by Allied and shipped to Sassy. The demand claims, among other things, breach of contract, fraud, and claim and delivery, and seeks damages in an amount exceeding $1.5 million to be proven at trial, compensatory, punitive and exemplary damages (unspecified in amount), prejudgment interest at the maximum legal rate, attorney’s fees and the costs of suit, possession of the collateral and loss of use damages, and such further relief deemed proper.

Solid Toys Ind. Ltd.

On April 16, 2014, Solid Toys Ind. Ltd. filed a complaint against Sassy in the Superior Court of New Jersey Law Division (Bergen County) for the price of goods sold and services rendered in the amount of approximately $0.5 million plus the costs of suit.

Going Concern

See Note 13 for a description of the Company’s insufficient capital resources to satisfy outstanding payment obligations to certain of its suppliers/manufacturers and other service providers (in an aggregate amount of approximately $16.5 million), several of which have demanded payment in writing, are refusing to ship product, are requiring payment in advance of shipment or production, and/or are otherwise threatening to take action against the Company, including terminating their relationship with the Company and/or initiating legal proceedings for amounts owed and other damages (such proceedings to date are described in this paragraph (e)). Without a significant increase in available cash, we will continue to have insufficient capital resources to satisfy such obligations, similar demands/proceedings instituted for payment, which are expected to continue, or any significant damages/costs awarded in connection with such failure (the potential amount of which the Company is unable to predict), and a requirement to make such payments will materially and adversely impact our financial condition and results of operations, and may result in other material negative consequences to the Company.

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

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(g) Kokopax Earnout

As partial consideration for the purchase of the Kokopax® assets, Sassy has agreed to pay to the seller of such assets, on a quarterly basis (when and if applicable), an amount equal to 10% of net sales achieved in respect of Kokopax products (commencing July 3, 2012) in excess of the first $2.0 million of such net sales until the earlier of: (i) March 31, 2015, and (ii) the date that such Kokopax net sales equal at least $10.0 million (the “Additional Consideration”); provided, that the aggregate amount paid in respect of the Additional Consideration (including an advance of $200,000 accrued by Sassy at closing) shall not exceed $1.0 million. The Company did not pay any amounts in connection with the foregoing during the three months ended March 31, 2014 and based on current projections the Company does not anticipate making any payments in the future.

(h) Purchase Commitments

The Company has approximately $27.9 million in outstanding purchase commitments at March 31, 2014, consisting primarily of purchase orders for inventory.

(i) License and Distribution Agreements

The Company enters into various license and distribution agreements relating to trademarks, copyrights, designs, and products which enable the Company to market items compatible with its product line. Although the Company does not believe its business is dependent on any single license, the LaJobi Graco® license (which was terminated by mutual agreement of the parties as of May 22, 2014) and the Kids Line Carter’s® license (which expires on December 31, 2014) are each material to and accounted for a material portion of the net revenues of LaJobi and Kids Line, respectively, as well as a significant percentage of the net revenues of the Company, in each case for the three months ended March 31, 2014 and 2013. In addition, the LaJobi Serta® license (which expires by its terms on December 31, 2018, but with respect to which the Company received a notice of breach on April 25, 2014) is material to and accounted for a significant percentage of the net revenues of LaJobi for the three months ended March 31, 2014 and 2013. In November 2013, Kids Line signed a new license agreement with Disney® (which expires on December 31, 2014 and which replaced a license agreement that expired on December 31, 2013), which is material to and accounted for a significant percentage of the net revenues of Kids Line for the three months ended March 31, 2014 and 2013. The Sassy Carters® license (which expires on December 31, 2014, but with respect to which the Company received a notice of breach on May 14, 2014 ) and the Sassy Garanimals® license (which expires on December 31, 2014) are each material to and accounted for a significant percentage of the net revenues of Sassy, in each case for the three months ended March 31, 2014 and 2013. See Note 14 for further details with respect to the termination of the Graco® license, and the notices of breach with respect to the LaJobi Serta® license and the Sassy Carter’s® license. While historically the Company has been able to renew the license agreements that it wishes to continue on terms acceptable to it, there can be no assurance that this will be the case, and the loss of any of the foregoing and/or other significant license agreements is likely to have a material adverse effect on the Company’s results of operations and cause us to become bankrupt or insolvent. See Note 13. Several of these agreements require pre-payments of certain minimum guaranteed royalty amounts. The aggregate amount of minimum guaranteed royalty payments with respect to all license agreements pursuant to their original terms aggregates approximately $19.4 million, of which approximately $8.3 million remained unpaid at March 31, 2014. Royalty expense for the three months ended March 31, 2014 and 2013 was $1.9 million, and $2.4 million, respectively.

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

NOTE 11—RELATED PARTY TRANSACTIONS

Effective September 12, 2012 through January 29, 2014, Renee Pepys Lowe was President of Kids Line and CoCaLo. During 2013, CoCaLo contracted for warehousing and distribution services from a company that is managed by the spouse of Ms. Lowe. For the three months ended March 31, 2014 and 2013, CoCaLo paid approximately $0.3 million and $0.4 million, to such company for these services, respectively.This agreement terminated as of April 11, 2014.

From September 12, 2011 through March 13, 2013, Mr. Benaroya served as interim Executive Chairman and acting Chief Executive Officer of the Company pursuant to an agreement between the Company and RB, Inc., a Delaware corporation wholly-owned by Mr. Benaroya (the “Interim Agreement). The Interim Agreement was terminated on March 13, 2013, in connection with the appointment of Mr. Benaroya as President and Chief Executive Officer of the Company. The Company paid $185,000 to RB, Inc. for the services of Mr. Benaroya pursuant to the Interim Agreement for the three months ended March 31, 2013.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12—RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all applicable accounting pronouncements in effect as of March 31, 2014, and does not believe that there are any other new accounting pronouncements or changes in accounting pronouncements issued during the three months ended March 31, 2014, that might have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 13—GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2014 and December 31, 2013 our cash and cash equivalents were $0.3 million and $0.2 million, respectively, our revolving loan availability was $0.9 million and $4.9 million, respectively, and such availability is currently expected to remain very tight for the remainder of 2014. As a result, the Company has had insufficient capital resources to satisfy outstanding payment obligations to certain of its suppliers/manufacturers and other service providers (in an aggregate amount of approximately $16.5 million), several of which have demanded payment in writing, are refusing to ship product, are requiring payment in advance of shipment or production, and/or are otherwise threatening to take action against the Company, including terminating their relationship with the Company and/or initiating legal proceedings for amounts owed (one such supplier has filed a complaint and another has made a demand for arbitration, as is described in Note 10). In connection with these events, the Company received a notice of breach dated April 25, 2014 from one of LaJobi’s material licensors claiming that LaJobi failed to ship licensed goods to the licensor’s customers as a result of outstanding subcontractor invoices. All of the foregoing circumstances (referred to collectively as the “ Events of Default”) constituted or may have constituted failures of conditions to lending and/or events of default under the Credit Agreement. Accordingly, the Borrowers, the Agent and the Required Lenders executed a Waiver and Fifth Amendment to Credit Agreement as of May 14, 2014 (“Amendment No. 5”), to waive any failures of conditions to lending and events of default resulting from the Events of Default. In addition, in order to increase the amount of eligible receivables under the Tranche A borrowing base, Amendment No. 5 further reduces the availability block from $3.5 million to $2.768 million for 30 days (such block will return to $3.5 million on June 14, 2014, and will revert to its original amount of $4.0 million on August 1, 2014). Notwithstanding the execution of Amendment No. 5, without a significant increase in available cash, we will continue to be unable to satisfy such obligations (or similar demands/proceedings instituted for payment, which are expected to continue) or make such advanced payments, which will negatively impact our ability to meet our customers’ product demands and likely result in further breaches of our license agreements and certain of our customers ceasing to purchase products from us. All of the foregoing will have a material adverse effect on our financial condition and results of operations, and may result in our bankruptcy or insolvency.

Subsequent to the execution of Amendment No. 5, the Company received a notice of breach and amendment from one of Sassy’s material licensors as a result of a late royalty payment (which was cured prior to receipt of the notice) and breaches arising from cessation of certain shipping and distribution activities. Also subsequent to the execution of Amendment No. 5, and as previously disclosed, the Company has determined to suspend LaJobi’s wood furniture operations, and in connection with such suspension, has terminated (on mutually agreed terms), a related license agreement with Graco.

The Company notified the Agent and the Required Lenders of these events (and the breach of various representations and covenants in connection therewith), and has requested a waiver of the failures of conditions to lending and/or events of default arising therefrom. There can be no assurance that the requested relief will be granted (on terms acceptable to the Company or at all), or that if obtained, the Company will remain in compliance with the Credit Agreement. Unless and until the Company is able to secure a waiver of the failure of conditions to lending, its lenders are entitled to refuse to permit any further draw-downs on the Company’s revolvers. Unless and until the Company is able to secure a waiver of the events of default, its lenders are entitled to, among other things, accelerate the loans under the credit agreement, declare the commitments thereunder to be terminated and/or refuse to permit further draw-downs on the revolvers, seize collateral or take other actions of secured creditors. Any of the foregoing is likely to have a material adverse effect on the Company’s financial condition and results of operations, and to cause us to become bankrupt or insolvent.

See Item 1A – Risk Factors –“There can be no assurance that we will have sufficient liquidity to satisfy our cash obligations when required”, “Our going concern uncertainty may have an adverse effect on our customer, licensor and supplier relationships”, and “Inability to maintain compliance with the bank covenants” of the Company’s 2013 10-K.

With respect to the foregoing, on May 19, 2014 the Lead Borrower received a notice of default and reservation of rights letter (the “Reservation of Rights Letter”) from the Agent. Pursuant to the Reservation of Rights Letter, the Agent informed the Borrowers that there are a number of failures of conditions to lending and events of default existing under the Credit Agreement and that effective immediately, all Loans under the Credit Agreement will bear interest at the default rate set forth in the Credit Agreement. Further, the Reservation of Rights Letter specifies that the Borrowers comply with certain requirements, including, without limitation, the immediate retention of a financial advisor and investment banker in order to prepare their assets and businesses for sale, and delivery of weekly rolling 13-week cash flow forecasts. According to the Reservation of Rights Letter, the Agent and the Lenders are presently evaluating all available courses of action that may be available under the Credit Agreement, law or in equity with respect to the existing events of default, such that their voluntary forbearance does not constitute a waiver of such events of default, and the Agent and Lenders expressly reserve all such rights and remedies with respect thereto. The Reservation of Rights Letter also indicates that while the Lenders are not obligated to make additional loans or otherwise extend credit to the Borrowers, to the extent a Lender makes any such loans or extensions of credit, such loans or extensions of credit shall be made at such Lender’s sole discretion, and shall not prevent such Lender from ceasing to make additional loans or other extensions of credit, or to exercise any rights or remedies.

Based on our current operational expectations, the existence of failures of conditions to lending and events of default under the Credit Agreement, the receipt of the Reservation of Rights Letter, the current limited availability anticipated under the Credit Agreement even if borrowing continues to be permitted thereunder, the Company’s current inability to meet its payment obligations to certain of its suppliers/manufacturers and service providers and consequently, the demands of certain of its customers (and anticipated decreased sales resulting therefrom), we are currently unable to satisfy our ordinary course working capital requirements. In addition to these near-term liquidity issues, as a result of the uncertainty of the amount and timing of any payments that we will be required to make to U.S. Customs and/or other governmental authorities in respect of pending Customs duty matters, to satisfy any obligations resulting from the arbitration with Mr. Bivona, and/or to the CPSC in respect of its pending investigation (collectively, the “Pending Obligations”), in each case when such matters are finalized, there can be no assurance that we will be in compliance with the financial covenants or will be able to borrow under our Credit Agreement when such obligations become payable, or whether any such payment obligations will result in a further default under such Credit Agreement. As a result of all of the foregoing, there can be no assurance that we will continue to be permitted to borrow under our Credit Agreement or that our senior lenders will not exercise their rights and remedies under the Credit Agreement or otherwise, and there continues to be substantial doubt about our ability to continue as a going concern (our independent registered public accounting firm issued a report including an explanatory paragraph to that effect with respect to the Company’s financial statements included in the Company’s 2013 10-K). The accompanying unaudited financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying consolidated financial statements.

In response to these uncertainties: (i) we will continue to use reasonable efforts to procure waivers to our Credit Agreement for existing failures of conditions to lending and events of default; (ii) in addition to our determination to suspend LaJobi’s wood furniture operations, we are continuing our review of strategic and financing alternatives, to increase the Company’s liquidity (described under “Recent Developments” below); (iii) we will continue to use all reasonable efforts to further increase Availability under the Credit Agreement by reducing levels of ineligible items; (iv) as part of our Settlement Submissions to U.S. Customs, we proposed settlement amounts and payment terms; (v) we are seeking to negotiate a global settlement, including payment terms, with U.S. Customs and the USAO; (vi) we have proposed settlement amounts and payments terms to the CPSC; and (vii) we intend to continue to explore opportunities to reduce operating and administrative costs, continue to consolidate back office functions, and liquidate excess inventory. We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Even if such actions are successfully implemented, our liquidity plan could result in limiting certain operational and strategic initiatives that were designed to grow our business over the long term. In addition, our Credit Agreement requires us to maintain a 1.0:1.0 Collateral Coverage Ratio, and as of August 31, 2014, minimum Availability and gross sales levels, as further described in Note 5 to the Notes to Unaudited Consolidated Financial Statements, which we could have difficulty meeting to the extent that our plans are unsuccessfully implemented or for a number of additional reasons that are outside of our control, including but not limited to, the loss of key customers or suppliers.

KID BRANDS, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As described above, our liquidity is highly dependent on our ability to borrow under our Credit Agreement and the continued voluntary forbearance of our senior lenders thereunder, our ability to increase capital resources available to us, and the amount and timing of required payments in respect of the Pending Obligations. Without the ability to borrow under our Credit Agreement and a sufficient increase in liquidity resulting from operations or as a result of an action or transaction arising out of our review of strategic and financing alternatives described herein (in addition to the suspension of LaJobi’s wood furniture operations) or otherwise, we will continue to be unable to satisfy our ordinary course and other cash requirements, and payments in respect of the Pending Obligations once finalized. LaJobi’s issues with U.S. Customs, the USAO and the SEC, as well as the arbitration with Mr. Bivona and the pending investigation of the CPSC have continued over a period of several years. The Company believes that the lack of finality, and consequent uncertainty stemming from these issues, has (and continues to) hinder the Company in its efforts to raise additional capital.

NOTE 14—SUBSEQUENT EVENTS

Breach Notices

The Company received a notice of breach dated April 25, 2014 from Serta, Inc. (“Serta”), with respect to the January 1, 2009 Trademark License Agreement between Serta and LaJobi resulting from LaJobi’s failure to fulfill shipments of certain licensed goods to Serta’s customers due to outstanding subcontractor invoices. The notice requires the breaches to be cured within 30 days from the date of the notice, in the manner specified therein to avoid termination of the license. Further, on May 14, 2014, the Company received a notice of amendment and material breach from The William Carter Company (“Carter’s”) with respect to the January 1, 2011 Amended and Restated License Agreement between Carter’s and Sassy, resulting from a late royalty payment (which was cured prior to receipt of the notice), and breaches arising from the cessation of certain shipping and distribution activities. The Carter’s notice also removes certain trademarks from the list of licensed trademarks under the agreement and certain accounts from the list of approved distribution channels. If either of these agreements is terminated, it is likely to have a material adverse effect on the Company’s financial condition and results of operations, and cause us to become bankrupt or insolvent.

Suspension of LaJobi Wood Furniture Operations

As previously disclosed, as a result of the continued unprofitability of this business over recent periods, and in connection with the Company’s review of strategic and financing alternatives, the Board of Directors of the Company authorized the Company’s management to implement the suspension of LaJobi’s wood furniture operations. Management authorized the suspension as of May 22, 2014, and in connection therewith, terminated on such date (on mutually agreed terms), a related license agreement with Graco Children’s Products, Inc., including an immediate waiver of LaJobi’s obligation to pay additional guaranteed royalties. The suspension is expected to be completed during the third quarter of 2014, by which time the sell-down of remaining inventory under the Graco® license is expected to be complete. LaJobi’s warehouse and corporate office lease expires in July 2014 and will not be renewed. In connection with these actions, the Company currently estimates that it will incur total costs of approximately $0.7 million, consisting primarily of the following: one-time termination benefits of approximately $0.2 million; the write-off of certain prepaid expenses in the approximate amount of $0.2 million; the write-off of fixed assets in the approximate amount of $0.1 million; and aggregate other expenses in the approximate amount of $0.2 million. The Company anticipates that approximately all of the $0.7 million in costs described above will be recognized as expenses in the second quarter of 2014, and cash expenditures in connection therewith are expected to be paid in the second and third quarters of 2014.

In addition to the costs described above, the Company anticipates that the suspension of LaJobi’s wood furniture operations will result in the incurrence of certain contract exit and/or termination costs (including with respect to the 3PL agreement with NFI as it pertains to LaJobi). An estimate of the amount or range of amounts of such costs, however, cannot be made at this time.

As described in Note 7 above, LaJobi’s trade names and customer relationships had been determined to be fully impaired as of March 31, 2014, resulting in an aggregate non-cash impairment of approximately $11.8 million to such assets recorded in cost of sales for such period.

Reservation of Rights Letter

With respect to the foregoing, on May 19, 2014 the Lead Borrower received a notice of default and reservation of rights letter (the “Reservation of Rights Letter”) from the Agent. Pursuant to the Reservation of Rights Letter, the Agent informed the Borrowers that there are a number of failures of conditions to lending and events of default existing under the Credit Agreement and that effective immediately, all Loans under the Credit Agreement will bear interest at the default rate set forth in the Credit Agreement. Further, the Reservation of Rights Letter specifies that the Borrowers comply with certain requirements, including, without limitation, the immediate retention of a financial advisor and investment banker in order to prepare their assets and businesses for sale, and delivery of weekly rolling 13-week cash flow forecasts. According to the Reservation of Rights Letter, the Agent and the Lenders are presently evaluating all available courses of action that may be available under the Credit Agreement, law or in equity with respect to the existing events of default, such that their voluntary forbearance does not constitute a waiver of such events of default, and the Agent and Lenders expressly reserve all such rights and remedies with respect thereto. The Reservation of Rights Letter also indicates that while the Lenders are not obligated to make additional loans or otherwise extend credit to the Borrowers, to the extent a Lender makes any such loans or extensions of credit, such loans or extensions of credit shall be made at such Lender’s sole discretion, and shall not prevent such Lender from ceasing to make additional loans or other extensions of credit, or to exercise any rights or remedies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial condition, changes in financial condition and results of operations. This financial and business analysis should be read in conjunction with ourUnaudited Consolidated Financial Statements and accompanying Notes to Unaudited Consolidated Financial Statements set forth in Part I, Financial Information, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2013, as amended (the “2013 10-K”), including the consolidated financial statements and notes thereto.

OVERVIEW

We are a leading designer, importer, marketer and distributor of branded infant and juvenile consumer products. Through our four wholly-owned operating subsidiaries – Kids Line, LLC (“Kids Line”); LaJobi, Inc. (“LaJobi”); Sassy, Inc. (“Sassy”); and CoCaLo, Inc. (“CoCaLo”) – we design, manufacture through third parties, and market branded infant and juvenile products in a number of complementary categories including, among others: infant bedding and related nursery accessories and décor, nursery appliances, bath/spa products and diaper bags (Kids Line® and CoCaLo®); nursery furniture and related products (LaJobi®); and developmental toys and feeding products, and bath and baby care items with features that address the various stages of an infant’s early years, including the Kokopax® line of baby gear (Sassy®). In addition to our branded products, we also market certain categories of products under various licenses, including Carter’s®, Disney®, Graco® and Serta®. Our products are sold primarily to retailers in North America and Australia, including large, national retail accounts and independent retailers (including toy, specialty, food, drug, apparel and other retailers). We maintain a direct sales force to serve our customers, which are primarily located in North America and Australia. We also maintain relationships with several independent representatives to service select domestic and foreign retail customers, as well as international distributors to service certain retail customers in several foreign countries. See Note 14 for a discussion of the Company’s determination to suspend LaJobi’s wood furniture operations and the related mutual termination of its Graco® license, and a notice of breach received by the Company with respect to each of LaJobi’s Serta® license and Sassy’s Carters® license.

We generated net sales of approximately $38.0 million in the three months ended March 31, 2014. International sales, defined as sales outside of the United States, including export sales, constituted 7.2% and 9.8% of our net sales for the three months ended March 31, 2014 and 2013, respectively.

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

Our products are manufactured by third parties, principally located in the PRC and other Eastern Asian countries. Our purchases of finished products from these manufacturers are primarily denominated in U.S. dollars. Expenses for these manufacturers are primarily denominated in Chinese Yuan. As a result, any material increase in the value of the Yuan relative to the U.S. dollar, as occurred in past periods, or higher rates of inflation in the country of origin, would increase our expenses, and therefore, adversely affect our profitability. Conversely, a small portion of our revenues is generated by our subsidiary in Australia, and is denominated primarily in Australian dollars. Any material increase in the value of the U.S. dollar relative to the value of the Australian dollar would result in a decrease in the amount of these revenues upon their translation into U.S. dollars for reporting purposes. See Item 1A, Risk Factors — “Currency exchange rate fluctuations could increase our expenses” of the 2013 10-K.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, outbound handling costs and outbound shipping costs in their costs of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses. The costs of warehousing, outbound handling costs and outbound shipping costs were $5.1 million and $3.2 million, for the three months ended March 31, 2014 and 2013, respectively. In addition, the majority of outbound shipping costs are paid by our customers, as many of our customers pick up their goods at our distribution centers.

If our suppliers experience increased raw material, labor or other costs, and pass along such cost increases to us through higher prices for finished goods, our cost of sales would increase. Many of our suppliers are currently experiencing significant cost pressures related to labor rates, raw material costs and currency inflation, which has and, we believe, will continue to put pressure on our gross margins, at least for the foreseeable future. To the extent we are unable to pass such price increases along to our customers or otherwise reduce our cost of goods; our gross profit margins would decrease. Our gross profit margins have also been impacted in recent periods by: (i) an increasing shift in product mix toward lower margin products, including increased sales of licensed products, which typically generate lower margins as a result of required royalty payments (which are recorded in cost of goods sold); (ii) increased pressure from major retailers, largely as a result of prevailing economic conditions, to offer additional mark downs and other pricing accommodations to clear existing inventory and secure new product placements; and (iii) other increased costs of goods. We believe that our future gross margins will continue to be under pressure as a result of the items listed above. In addition, charges pertaining to anti-dumping duties that we anticipate will be owed by our LaJobi subsidiary to U.S. Customs, and charges pertaining to customs duties we anticipate will be owed by our Kids Line and CoCaLo subsidiaries to U.S. Customs have adversely affected gross margins and results of operations for specified periods. As the customs matters have not been concluded, however, it is possible that the actual amount of duty owed for the relevant periods will be higher than currently accrued amounts, and in any event, additional interest will continue to accrue until payment is made. In addition, we may be assessed by U.S. Customs a penalty of up to 100% of any customs duty owed, as well as possibly being subject to fines, penalties or other measures from U.S. Customs or other governmental authorities. Any amounts owed in excess of the accruals recorded will adversely affect our gross margin and net income for the periods in which such amounts are recorded and could have a material adverse effect on our results of operations. See Note 10 of Notes to the Unaudited Consolidated Financial Statements for a discussion of the LaJobi anti-dumping duty matters and the Kids Line/CoCaLo customs duty matters.

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

Recent Developments

Ability to Continue as a Going Concern

Based on our current operational expectations, the existence of failures of conditions to lending and events of default under the Credit Agreement, the receipt of the Reservation of Rights Letter (defined and described under “Credit Agreement Amendments” below), the current limited availability anticipated under the Credit Agreement even if borrowing continues to be permitted thereunder, the Company’s current inability to meet its payment obligations to certain of its suppliers/manufacturers and service providers and consequently, the demands of certain of its customers (and anticipated decreased sales resulting therefrom), we are currently unable to satisfy our ordinary course working capital requirements. In addition to these near-term liquidity issues, as a result of the uncertainty of the amount and timing of any payments that we will be required to make to U.S. Customs and/or other governmental authorities in respect of pending Customs duty matters, to satisfy any obligations resulting from the arbitration with Mr. Bivona, and/or to the CPSC in respect of its pending investigation, in each case when such matters are finalized, there can be no assurance that we will be in compliance with the covenants or will be able to borrow under our Credit Agreement when such obligations become payable, or whether any such payment obligations will result in a further default under such Credit Agreement. As a result of all of the foregoing, there can be no assurance that we will continue to be permitted to borrow under our Credit Agreement, or that our senior lenders will not exercise their rights and remedies under the Credit Agreement or otherwise, and there continues to be substantial doubt about our ability to continue as a going concern (our independent registered public accounting firm issued a report including an explanatory paragraph to that effect with respect to the Company’s financial statements included in the Company’s 2013 10-K). See “Capital Resources, Liquidity Assessment, and Our Ability to Continue as a Going Concern” below.

Exploration of Strategic and Financing Alternatives

As we have disclosed previously, the Board of Directors has authorized the Company to identify and evaluate a broad range of strategic and financing alternatives aimed at enhancing shareholder value. These alternatives may include addressing under-performing product lines, exploring strategic alliances, the sale or merger of the Company or one or more of its subsidiaries, restructuring of the Company’s current debt, recapitalizing, or other possible transactions. The Company may decide to complete any combination of these or other possible strategic and/or financing alternatives, and has engaged East Wind Advisors and Oppenheimer & Co. Inc. to assist the Board of Directors with respect to certain aspects of the process. During the course of the review process, the Company will continue its efforts to execute key strategic and operational initiatives previously identified as critical to improving the Company’s overall business. In connection with such exploration, the Company has determined to suspend LaJobi’s wood furniture operations, and in connection with such suspension, has terminated (on mutually agreed terms), a related license agreement with Graco Children’s Products, Inc. (“Graco”).

The Company has not made a decision to pursue any other specific strategic or financing alternative at this time, and the strategic and financial review process may not result in the approval or consummation of any other specific action or transaction. If another action or transaction is approved, there can be no assurance of the terms and there is no definitive timetable for the process (but see the discussion of the Reservation of Rights Letter below, and the requirement thereunder that the Company retain a financial advisor and investment banker in order to prepare its assets and businesses for sale). See also Item 1A, Risk Factors — “Our decision to explore strategic alternatives may not result in an action or transaction or may cause us to recognize a loss, and we cannot predict whether our plans to generate liquidity will be successful.”of the 2013 10-K.

Credit Agreement Amendments

On December 21, 2012, KID and specified domestic subsidiaries (the “Borrowers”) executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto. On April 8, 2014, the Borrowers, the Agent and the lenders executed a Waiver and Fourth Amendment to Credit Agreement (“Amendment No. 4”) described below. For a detailed description of the Credit Agreement (including all amendments thereto), see Note 5 to the Notes to Unaudited Consolidated Financial Statements.

Amendment No. 4

The Company was not in compliance with the financial covenant pertaining to Availability under the Credit Agreement for the month ended February 28, 2014, the financial covenants pertaining to Availability and gross sales for the month ended March 31, 2014, or the covenant requiring the delivery of annual financial statements within 90 days of the end of 2013, accompanied by a report and opinion of its auditors without a going concern or other qualification or exception. In addition, trading of the Company’s common stock on the New York Stock Exchange was suspended as of March 31, 2014. The Company also anticipated that it may not be in compliance with both financial covenants for the month ended April 30, 2014. All of the foregoing, in addition to the Going Concern Events (as defined below), constituted (or may have constituted) events of default under the Credit Agreement (collectively, the “Existing Events of Default”). The Company also anticipated that it would determine and disclose in its financial statements for 2013 that there is substantial doubt about its ability to continue as a going concern, and that a related explanatory paragraph would be included in the report and opinion of the Company’s auditors for such year (the “Going Concern Events”). The Going Concern Events may also have violated specified provisions of the Credit Agreement, and result in a failure of the conditions to lending thereunder.

Amendment No. 4 waived the Existing Events of Default, and any event of default or failure of any condition to lending arising from the violation of specified provisions of the Credit Agreement resulting from Going Concern Events or the failure of the Borrowers to make a payment under a material license and receipt of a related notice of breach dated April 4, 2014 (which breach has since been cured). In addition, among other things, compliance with each of the Availability and gross sales financial covenants was suspended until the month ending August 31, 2014, the availability block was reduced by $0.5 million (i.e., $3.5 million, instead of $4.0 million, will be subtracted from amounts otherwise available for borrowing to compute availability) for a period of four months, and the permitted transit period for in-transit inventory was increased (thereby increasing the amount of eligible inventory used to calculate availability) for a period of four months. In consideration of the foregoing, among other things, the Company is subject to a new monthly Collateral Coverage Ratio (the value, as defined in Amendment No. 4, of eligible inventory, intellectual property and trade receivables to total outstandings under the Credit Agreement) of 1.0:1.0, interest rate margins applicable to both revolver tranches under the Credit Agreement were increased by 2.0% per annum, and the Agent was granted specified Kid Brands board of directors observation and participation rights (in a non-voting capacity). The Company was in compliance with the Collateral Coverage Ratio for the testing period ending April 30, 2014.

Amendment No. 5

Subsequent to the execution of Amendment No. 4, the Company notified the Agent of circumstances which constitute or may constitute failures of conditions to lending and/or events of default thereunder (the “Events of Default”) pertaining to the breach of various representations and covenants under the Credit Agreement resulting from the Company’s non-payment of several suppliers and other service providers, and the receipt of a related notice of breach from one of LaJobi’s material licensors claiming that LaJobi failed to ship certain goods to the licensor’s customers as a result of outstanding subcontractor invoices. See Note 13 of the Notes to Unaudited Consolidated Financial Statements for further detail.

Accordingly, the Borrowers, the Agent and the Required Lenders executed a Waiver and Fifth Amendment to Credit Agreement as of May 14, 2014 (“Amendment No. 5”), to waive any failures of conditions to lending and events of default resulting from the Events of Default. In addition, in order to increase the amount of eligible receivables under the Tranche A borrowing base, Amendment No. 5 further reduces the availability block from $3.5 million to $2.768 million for 30 days (such block will return to $3.5 million on June 14, 2014, and will revert to its original amount of $4.0 million on August 1, 2014). The Company recorded a fee of $132,000 in connection with the execution of Amendment No. 5 in May of 2014, which is payable on June 14, 2014.

Post-Amendment No. 5 Events

Subsequent to the execution of Amendment No. 5, the Company received a notice of breach and amendment from one of Sassy’s material licensors as a result of a late royalty payment (which was cured prior to receipt of the notice) and breaches arising from cessation of certain shipping and distribution activities. Also subsequent to the execution of Amendment No. 5, and as previously disclosed, the Company has determined to suspend LaJobi’s wood furniture operations, and in connection with such suspension, has terminated (on mutually agreed terms), a related license agreement with Graco.

The Company notified the Agent and the Required Lenders of these events (and the breach of various representations and covenants in connection therewith), and has requested a waiver of the failures of conditions to lending and/or events of default arising therefrom. There can be no assurance that that the requested relief will be granted (on terms acceptable to the Company or at all), or that if obtained, the Company will remain in compliance with the Credit Agreement. Unless and until the Company is able to secure a waiver of the failure of conditions to lending, its lenders are entitled to refuse to permit any further draw-downs on the Company’s revolvers. Unless and until the Company is able to secure a waiver of the events of default, its lenders are entitled to, among other things, accelerate the loans under the Credit Agreement, declare the commitments thereunder to be terminated and/or refuse to permit further draw-downs on the revolvers, seize collateral or take other actions of secured creditors. Any of the foregoing is likely to have a material adverse effect on the Company’s financial condition and results of operations, and to cause us to become bankrupt or insolvent.

With respect to the foregoing, on May 19, 2014 the Lead Borrower received a notice of default and reservation of rights letter (the “Reservation of Rights Letter”) from the Agent. Pursuant to the Reservation of Rights Letter, the Agent informed the Borrowers that there are a number of failures of conditions to lending and events of default existing under the Credit Agreement and that effective immediately, all Loans under the Credit Agreement will bear interest at the default rate set forth in the Credit Agreement. Further, the Reservation of Rights Letter specifies that the Borrowers comply with certain requirements, including, without limitation, the immediate retention of a financial advisor and investment banker in order to prepare their assets and businesses for sale, and delivery of weekly rolling 13-week cash flow forecasts. According to the Reservation of Rights Letter, the Agent and the Lenders are presently evaluating all available courses of action that may be available under the Credit Agreement, law or in equity with respect to the existing events of default, such that their voluntary forbearance does not constitute a waiver of such events of default, and the Agent and Lenders expressly reserve all such rights and remedies with respect thereto. The Reservation of Rights Letter also indicates that while the Lenders are not obligated to make additional loans or otherwise extend credit to the Borrowers, to the extent a Lender makes any such loans or extensions of credit, such loans or extensions of credit shall be made at such Lenders sole discretion, and shall not prevent such Lender from ceasing to make additional loans or other extensions of credit, or to exercise any rights or remedies.

Based on the foregoing, and the circumstances described in “Capital Resources, Liquidity Assessment and Ability to Continue as a Going Concern” below, there can be no assurance that the Company will continue to be permitted to borrow under the Credit Agreement or that its senior lenders will not exercise their rights and remedies under the Credit Agreement or otherwise, and there continues to be substantial doubt about its ability to continue as a going concern.

Suspension of LaJobi Wood Furniture Operations

As previously disclosed, as a result of the continued unprofitability of this business over recent periods, and in connection with the Company’s review of strategic and financing alternatives, the Board of Directors of the Company authorized the Company’s management to implement the suspension of LaJobi’s wood furniture operations. Management authorized the suspension as of May 22, 2014, and in connection therewith, terminated on such date (on mutually agreed terms), a related license agreement with Graco Children’s Products, Inc., including an immediate waiver of LaJobi’s obligation to pay additional guaranteed royalties. The suspension is expected to be completed during the third quarter of 2014, by which time the sell-down of remaining inventory under the Graco® license is expected to be complete. LaJobi’s warehouse and corporate office lease expires in July 2014 and will not be renewed. In connection with these actions, the Company currently estimates that it will incur total costs of approximately $0.7 million, consisting primarily of the following: one-time termination benefits of approximately $0.2 million; the write-off of certain prepaid expenses in the approximate amount of $0.2 million; the write-off of fixed assets in the approximate amount of $0.1 million; and aggregate other expenses in the approximate amount of $0.2 million. The Company anticipates that approximately all of the $0.7 million in costs described above will be recognized as expenses in the second quarter of 2014, and cash expenditures in connection therewith are expected to be paid in the second and third quarters of 2014.

In addition to the costs described above, the Company anticipates that the suspension of LaJobi’s wood furniture operations will result in the incurrence of certain contract exit and/or termination costs (including with respect to the 3PL agreement with NFI as it pertains to LaJobi). An estimate of the amount or range of amounts of such costs, however, cannot be made at this time.

As described in Note 7 to the Notes to unaudited consolidated financial statements above, LaJobi’s trade names and customer relationships had been determined to be fully impaired as of March 31, 2014, resulting in an aggregate non-cash impairment of approximately $11.8 million to such assets recorded in cost of sales for such period.

NYSE Delisting

We received notification on March 24, 2014 from NYSE Regulation, Inc. (“NYSE Regulation”) stating that because we were not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual (as our average global equity market capitalization fell below $15.0 million over a consecutive 30 trading-day period), NYSE Regulation intends to delist our common stock from the NYSE by filing a delisting application with the SEC. Trading of the Company’s common stock was suspended prior to the opening of trading on March 31, 2014, and a Form 25 was filed by the NYSE with the SEC on May 15, 2014. Our common stock is traded in the over-the-counter market.

Intangible Assets

Due to continued liquidity issues during the first quarter of 2014, the Company again determined that indicators of impairment of its definite-lived and indefinite-lived intangible assets other than the Sassy trade name existed, and as a result conducted testing of all such assets as of March 31, 2014. The Company determined the fair value of its indefinite-lived intangible assets by performing a projected discounted cash flow analysis based on the Relief-From-Royalty Method. In the Company’s March 31, 2014 analysis, it used a five-year projection period, consistent with prior practice. For the interim testing, the Company concluded that it was appropriate to retain the assumed royalty rate of 5% for CoCaLo, and as a result of decreased profitability, reduced the assumed royalty rate for Kids Line from 3.0% to 1.0%. The fair value of the Kids Line and CoCaLo trade names were determined to be lower than their respective carrying values due to revised future cash flow projections resulting from meaningfully lower sales to certain of its major customers. This resulted in non-cash impairments of approximately $3.3 million and $2.8 million to the Kids Line and CoCaLo trade names, respectively, which were recorded in cost of sales in the quarter ended March 31, 2014. In addition, the Company determined that the carrying value of the Kids Line definite lived intangibles exceeded its estimated future cash flows, and in connection therewith, recorded a non-cash impairment of $6.1 million for Kids Line customer relationships in cost of sales in the quarter ended March 31, 2014. Finally, the LaJobi trade names and customer relationships were each determined to be fully impaired as a result of continuing unprofitability in this business unit. Accordingly, an aggregate non-cash impairment charge of approximately $11.8 million (approximately $2.9 million for the LaJobi trade name and approximately $8.9 million for the LaJobi customer relationships) was recorded in cost of sales in the quarter ended March 31, 2014.

See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

Management Changes

Dean Robinson, the President of Sassy, has announced his resignation effective May 30, 2014. The Company anticipates assigning Mr. Robinson’s responsibilities, on an interim basis, to other employees of the Company.

Effective January 29, 2014, Renee Pepys Lowe resigned her position as President of Kids Line and CoCaLo, and Bradley Sell assumed such position. In connection with the departure of Ms. Pepys Lowe, on January 29, 2014, the Company entered into a Consulting Agreement, effective February 3, 2014, with RPL and Associates, LLC, a limited liability company of which Ms. Pepys Lowe is member and President (“RPL”), for a maximum one-year term, pursuant to which RPL provided consulting services to the Company as reasonably requested by the Company’s CEO. The terms of this Consulting Agreement, which was terminated effective April 11, 2014, are described in detail in the Current Report on Form 8-K filed by the Company on January 29, 2014.

Interim Award in LaJobi Arbitration

On March 6, 2014, an Interim Award was released by the arbitration panel (the “Panel”) in the arbitration proceeding initiated by Mr. Bivona in December of 2011. The Interim Award notes that both parties “are to some extent prevailing parties”, and states that until the Panel can make a final determination with respect to the amount of all damages and setoffs, no damages awarded will be payable by either party. The Panel stated that because U.S. Customs has not yet finally determined the amount of anti-dumping duties and/or penalties owed by KID or LaJobi, it is not possible to ascertain the precise amount of damages awarded to either side. The Panel retained jurisdiction to receive further evidence and award damages when a final determination of the amount of duties and/or penalties owed is made. KID and LaJobi intend to submit further evidence in support of their damage award. The Interim Award had no effect on the Company’s results of operations for the first quarter of 2014. Details of the Interim Award and damages awarded thereunder are described in Note 10 to the Notes to Unaudited Consolidated Financial Statements. The impact of any payment obligations required by the Interim Award (once finalized) on the Company are discussed in “Liquidity and Capital Resources” below.

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

KID/LaJobi Office Lease

On November 15, 2013, KID entered into an office lease agreement with Meadows Office, L.L.C., for the lease of office space in Rutherford, New Jersey for its executive offices and those of its LaJobi subsidiary. The Company intends to move into the new space during the third quarter of 2014. Commencing in May of 2014, we are occupying temporary space in the same building until construction on the new space is complete. We also entered into a sublease for our East Rutherford office effective May 1, 2014.

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

The principal elements of our current global operational strategy include:

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

General Economic Conditions as they Impact Our Business

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertaintycan lead to reduced consumer and business spending, including by our customers, and the purchasers of their products, as well as reduced consumer confidence. In addition, there has been a continuing shift in the channels from which consumers purchase goods, including from brick-and-mortar stores to online venues, and our business will be affected by our ability to adapt to such changes in an efficient manner. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers, as well as the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be negatively impacted. Continuing adverse global economic conditions in our markets may result in, among other things: (i) reduced demand for our products; (ii) increased price competition for our products; (iii) increased risk in the collectability of cash from our customers and/or (iv) increased pressure from major retailers to offer additional mark downs and other pricing accommodations. See Item 1A, “Risk Factors – The state of the economy may impact our business” of the 2013 10-K.

In addition, because we rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs, continued disruptions in the capital and credit markets could adversely affect our ability to draw on our revolving credit facility. Our access to funds under our credit facility is dependent on the ability of the senior lenders that are parties to such facility to meet their funding commitments. They may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. See Item 1A, “Risk Factors – Further potential disruptions in the credit markets may adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition” of the 2013 10-K.

SEGMENTS

The Company operates in one segment: theinfant and juvenilebusiness.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Net sales for the three months ended March 31, 2014 decreased 26.1% to $38.0 million, compared to $51.4 million for the three months ended March 31, 2013. This decrease was primarily the result of lower sales volume at CoCaLo (61.2%), Kids Line (36.5%) and LaJobi (31.0%), in each case due primarily to lower sales volume at certain large customers. This decrease was partially offset by increased Sassy sales (10.6%) reflecting continued success at two large retailers.

Gross loss was $15.6 million, or 41.1% of net sales, for the three months ended March 31, 2014, as compared to gross profit of $14.4 million, or 28.0% of net sales, for the three months ended March 31, 2013. As a percentage of net sales, gross profit margins decreased primarily as a result of: (i) non-cash impairments to specified intangible assets described in Note 7 ($24.1 million); (ii) higher product costs ($1.2 million); (iii) increased other costs of sales ($0.6 million);(iv) increased markdowns and allowances ($0.4 million); and (v) increased inventory reserves ($0.1 million). In absolute terms, gross loss was also impacted by lower sales ($3.7 million).

Selling, general and administrative (“SG&A”) expense was $15.0 million, or 39.3% of net sales, for the three months ended March 31, 2014 as compared to $13.8 million, or 26.9% of net sales, for the three months ended March 31, 2013. SG&A expense increased as a percentage of sales due to lower sales volume, and increased both as a percentage of sales and in absolute terms primarily as a result of: (i) planned increases in 3PL and temporary warehouse help ($1.8 million); (ii) increases in professional fees ($0.6 million); (iii) increased employee benefit costs ($0.2 million); and (iv) increased occupancy costs ($0.2 million). These increases were offset in part by decreases in (a) legal fees of ($0.8 million); (b) stock-based expense ($0.3 million) primarily as a result of an inducement award granted in connection with the appointment of our President and Chief Executive Officer in the first three months of 2013; (c) sales commissions ($0.2 million); and (d) other items of smaller magnitude (aggregating $0.4 million).

Other expense was $1.1 million for the three months ended March 31, 2014 as compared to $1.5 million for the three months ended March 31, 2013. This decrease of approximately $0.4 million was primarily due to a decrease in interest expense ($0.1 million) due to lower borrowing costs in such period compared to the same period in 2013, and a favorable variance in foreign currency exchange as compared to the prior year period ($0.3 million).

Loss before income tax provision was $31.7 million for the three months ended March 31, 2014 as compared to loss before income tax provision of $0.9 million for the three months ended March 31, 2013, primarily as a result of the items described above.

The income tax provision for the three months ended March 31, 2014 was $27,000 on loss before income tax provision of $31.7 million. The difference between the effective tax rate of -0.1% for the three months ended March 31, 2014 and the U.S. federal tax rate of 35% was related to: (i) a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and valuation allowances on its deferred tax assets ($11.1 million); (ii) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($18,000); (iii) an increase in the liability for unrecognized tax benefits ($5,000) as a result of additional interest being accrued; and (iv) state tax provisions ($3,000). The income tax provision for the three months ended March 31, 2013 was $37,000 on loss before income tax provision of $946,000. The difference between the effective tax rate of -3.9% for the three months ended March 31, 2013 and the U.S. federal tax rate of 35% was related to: (i) a loss before income tax provision for which the Company did not record a benefit due to a year-to-date loss and valuation allowances on its deferred tax assets ($331,000); (ii) foreign tax provisions and withholding taxes in a jurisdiction with year-to-date income and historical profitability ($32,000); and (iii) an increase in the liability for unrecognized tax benefits ($5,000) as a result of additional interest being accrued.

As a result of the foregoing, net loss for the three months ended March 31, 2014 was $31.7 million, or ($1.44) per diluted share, compared to net loss of $1.0 million, or ($0.04) per diluted share, for the three months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity Metrics

Cash and Cash Equivalents/Working Capital

As of March 31, 2014 and December 31, 2013, the Company had cash and cash equivalents of $0.3 million and $0.2 million, respectively. As of March 31, 2014 and December 31, 2013, working capital was ($34.8) million and ($28.0) million, respectively. The negative working capital in both periods results, in part, from the classification of all outstanding debt under the Company’s current credit agreement as short-term debt and the losses incurred during the applicable periods. The increase in negative working capital from December 31, 2013 to March 31, 2014 primarily reflects losses incurred during 2014.

The following table shows certain key liquidity metrics for the periods indicated (in thousands):

	Three Months Ending March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$4,684	$4,431
Investing activities	(491)	(438)
Financing Activities	(4,106)	(4,015)
Effect of currency exchange rate changes on cash and cash equivalents	42	138

Net increase in cash and cash equivalents	$129	$116

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $4.7 million during the three months ended March 31, 2014 compared to net cash provided by operating activities of $4.4 million during the three months ended March 31, 2013. Operating activities in 2014 reflected the net loss of $31.7 million for the first three months of 2014, as compared to net loss of $1.0 million in the first three months of 2013. Cash provided by operations for the three months ended March 31, 2014 was impacted by a net decrease in inventory of $9.4 million, a net decrease in accounts receivable of $5.0 million, primarily resulting from lower sales, and a decrease in prepaid expenses and other current assets of $0.2 million, partially offset by a decrease of $3.4 million in accounts payable and accrued expenses. Net cash provided by operating activities for the three months ended March 31, 2013 was impacted by a net decrease in inventory of $7.1 million and a net decrease in accounts receivable of $0.9 million, primarily resulting from lower sales for the first three months of 2013, and an increase in prepaid expenses and other current assets of $0.2 million, partially offset by a decrease of $3.9 million in accounts payable and accrued expenses as a result of timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2014, as compared to $0.4 million for the three months ended March 31, 2013. Net cash used in investing activities for both periods was primarily related to capital expenditures primarily relating to normal operations.

Net Cash Used in Financing Activities

Net cash used in financing activities was $4.1 million for the three months ended March 31, 2014 compared to $4.0 million in first three months ended March 31, 2013. The net cash used in financing activities in both periods primarily reflects the net borrowings (repayment) of debt, respectively, under the Company’s Credit Agreement.

Capital Resources, Liquidity Assessment, and Ability to Continue as a Going Concern

Our principal sources of liquidity are cash flows from operations, cash and cash equivalents, and availability under our senior credit facility. Based on the discussion below, significant increased liquidity is needed to fund ordinary course working capital requirements, as well as anticipated anti–dumping duty and other Customs duty assessments, related interest and/or related penalties to governmental authorities, any payment requirements resulting from the arbitration with Mr. Bivona, and/or any payment requirements to the CPSC (collectively, the “Pending Obligations”), and any unanticipated expenses.

At March 31, 2014 and December 31, 2013 our cash and cash equivalents were $0.3 million and $0.2 million, respectively, our revolving loan availability was $0.9 million and $4.9 million, respectively, and such availability is currently expected to remain very tight for the remainder of 2014. As a result, the Company has had insufficient capital resources to satisfy outstanding payment obligations to certain of its suppliers/manufacturers and other service providers (in an aggregate amount of approximately $16.5 million), several of which have demanded payment in writing, are refusing to ship product, are requiring payment in advance of shipment or production, and/or are otherwise threatening to take action against the Company, including terminating their relationship with the Company and/or initiating legal proceedings for amounts owed (one such supplier has filed a complaint and another has made a demand for arbitration, as is described in Note 10 to the Notes to Unaudited Consolidated Financial Statements). In connection with these events, the Company received a notice of breach dated April 25, 2014 from one of LaJobi’s material licensors claiming that LaJobi failed to ship licensed goods to the licensor’s customers as a result of outstanding subcontractor invoices. All of the foregoing circumstances (referred to collectively as the “Events of Default”) constituted or may have constituted failures of conditions to lending and/or events of default under the Credit Agreement. Accordingly, the Borrowers, the Agent and the Required Lenders executed a Waiver and Fifth Amendment to Credit Agreement as of May 14, 2014 (“Amendment No. 5”), to waive any failures of conditions to lending and events of default resulting from the Events of Default. In addition, in order to increase the amount of eligible receivables under the Tranche A borrowing base, Amendment No. 5 further reduces the availability block from $3.5 million to $2.768 million for 30 days (such block will return to $3.5 million on June 14, 2014, and will revert to its original amount of $4.0 million on August 1, 2014). Notwithstanding the execution of Amendment No. 5, without a significant increase in available cash, we will continue to be unable to satisfy such obligations (or similar demands/proceedings instituted for payment, which are expected to continue) or make such advanced payments, which will negatively impact our ability to meet our customers’ product demands and likely result in further breaches of our license agreements and certain of our customers ceasing to purchase products from us. All of the foregoing will have a material adverse effect on our financial condition and results of operations, and may result in our bankruptcy or insolvency.

Subsequent to the execution of Amendment No. 5, the Company received a notice of breach and amendment from one of Sassy’s material licensors as a result of a late royalty payment (which was cured prior to receipt of the notice) and breaches arising from cessation of certain shipping and distribution activities. Also subsequent to the execution of Amendment No. 5, and as previously disclosed, the Company has determined to suspend LaJobi’s wood furniture operations, and in connection with such suspension, has terminated (on mutually agreed terms), a related license agreement with Graco.

The Company notified the Agent and the Required Lenders of these events (and the breach of various representations and covenants in connection therewith), and has requested a waiver of the failures of conditions to lending and/or events of default arising therefrom. There can be no assurance that that the requested relief will be granted (on terms acceptable to the Company or at all), or that if obtained, the Company will remain in compliance with the Credit Agreement. Unless and until the Company is able to secure a waiver of the failure of conditions to lending, its lenders are entitled to refuse to permit any further draw-downs on the Company’s revolvers. Unless and until the Company is able to secure a waiver of the events of default, its lenders are entitled to, among other things, accelerate the loans under the credit agreement, declare the commitments thereunder to be terminated and/or refuse to permit further draw-downs on the revolvers, seize collateral or take other actions of secured creditors. Any of the foregoing is likely to have a material adverse effect on the Company’s financial condition and results of operations, and to cause us to become bankrupt or insolvent.

See Item 1A – Risk Factors –“There can be no assurance that we will have sufficient liquidity to satisfy our cash obligations when required”, “Our going concern uncertainty may have an adverse effect on our customer, licensor and supplier relationships”, and “Inability to maintain compliance with the bank covenants” of the Company’s 2013 10-K.

With respect to the foregoing, on May 19, 2014 the Lead Borrower received a notice of default and reservation of rights letter (the “Reservation of Rights Letter”) from the Agent. Pursuant to the Reservation of Rights Letter, the Agent informed the Borrowers that there are a number of failures of conditions to lending and events of default existing under the Credit Agreement and that effective immediately, all Loans under the Credit Agreement will bear interest at the default rate set forth in the Credit Agreement. Further, the Reservation of Rights Letter specifies that the Borrowers comply with certain requirements, including, without limitation, the immediate retention of a financial advisor and investment banker in order to prepare their assets and businesses for sale, and delivery of weekly rolling 13-week cash flow forecasts. According to the Reservation of Rights Letter, the Agent and the Lenders are presently evaluating all available courses of action that may be available under the Credit Agreement, law or in equity with respect to the existing events of default, such that their voluntary forbearance does not constitute a waiver of such events of default, and the Agent and Lenders expressly reserve all such rights and remedies with respect thereto. The Reservation of Rights Letter also indicates that while the Lenders are not obligated to make additional loans or otherwise extend credit to the Borrowers, to the extent a Lender makes any such loans or extensions of credit, such loans or extensions of credit shall be made at such Lenders sole discretion, and shall not prevent such Lender from ceasing to make additional loans or other extensions of credit, or to exercise any rights or remedies.

Based on our current operational expectations, the existence of failures of conditions to lending and events of default under the Credit Agreement, the receipt of the Reservation of Rights letter, the current limited availability anticipated under the Credit Agreement even if borrowing continues to be permitted thereunder, the Company’s current inability to meet its payment obligations to certain of its suppliers/manufacturers and service providers and consequently, the demands of certain of its customers (and anticipated decreased sales resulting therefrom), we are currently unable to satisfy our ordinary course working capital requirements. In addition to these near-term liquidity issues, as a result of the uncertainty of the amount and timing of any required payments in respect of the Pending Obligations when finalized, there can be no assurance that we will be in compliance with the financial covenants or will be able to borrow under our Credit Agreement when such obligations become payable, or whether any such payment obligations will result in a further default under such Credit Agreement (the consequences of which are described below). As a result of all of the foregoing, there can be no assurance that we will continue to be permitted to borrow under our Credit Agreement or that our senior lenders will not exercise their rights and remedies under the Credit Agreement or otherwise, and there continues to be substantial doubt about our ability to continue as a going concern (our independent registered public accounting firm issued a report including an explanatory paragraph to that effect with respect to the Company’s financial statements included in the Company’s 2013 10-K). Our unaudited consolidated financial statements as of March 31, 2014, however, have been prepared under the assumption that we will continue as a going concern (all of our outstanding obligations under our Credit Agreement are currently classified as short-term debt), and do not include any adjustments that might result from the outcome of this uncertainty.

If the loans are accelerated or commitments terminated (or if we continue to be unable to meet our ordinary course or other working capital requirements), we will face further substantial liquidity problems, be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness (all of which are currently under consideration as part of our review of strategic and financing alternatives, as described below). Such alternative measures may not be available or successful. Also, the covenants under the Credit Agreement may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. Any of the foregoing is likely to have a material adverse effect on the Company’s financial condition and results of operations, and cause us to become bankrupt or insolvent.

In response to these uncertainties: (i) we will continue to use reasonable efforts to procure waivers to our Credit Agreement for existing failures of conditions to lending and events of default; (ii) in addition to our determination to suspend LaJobi’s wood furniture operations, we are continuing our review of strategic and financing alternatives to increase the Company’s liquidity (described under “Recent Developments” above); (iii) we will continue to use all reasonable efforts to further increase Availability under the Credit Agreement by reducing levels of ineligible items; (iv) as part of our Settlement Submissions to U.S. Customs, we proposed settlement amounts and payment terms; (v) we are seeking to negotiate a global settlement, including payment terms, with U.S. Customs and the USAO; (vi) we have proposed settlement amounts and payments terms to the CPSC; and (vii) we intend to continue to explore opportunities to reduce operating and administrative costs, continue to consolidate back office functions, and liquidate excess inventory. We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Even if such actions are successfully implemented, our liquidity plan could result in limiting certain operational and strategic initiatives that were designed to grow our business over the long term. In addition, our Credit Agreement requires us to maintain a 1.0:1.0 Collateral Coverage Ratio, and as of August 31, 2014, minimum Availability and gross sales levels, as further described in Note 5 to the Notes to Unaudited Consolidated Financial Statements, which we could have difficulty meeting to the extent that our plans are unsuccessfully implemented or for a number of additional reasons that are outside of our control, including but not limited to, the loss of key customers or suppliers.

As described above, our liquidity is highly dependent on our ability to borrow under our Credit Agreement and the continued voluntary forbearance of our senior lenders thereunder, our ability to increase capital resources available to us, and the amount and timing of required payments in respect of the Pending Obligations. As a result, we will continue to use reasonable efforts to procure waivers to our Credit Agreement for existing failures of conditions to lending and events of default. Without the ability to borrow under our Credit Agreement, or a sufficient increase in liquidity resulting from operations, as a result of an action or transaction arising out of our review of strategic and financing alternatives described herein (in addition to the suspension of LaJobi’s wood furniture operations), or otherwise, we will continue to be unable to satisfy our ordinary course and other cash requirements, and payments in respect of the Pending Obligations once finalized. LaJobi’s issues with U.S. Customs, the USAO and the SEC, as well as the arbitration with Mr. Bivona and the pending investigation of the CPSC have continued over a period of several years. The Company believes that the lack of finality, and consequent uncertainty stemming from these issues, has (and continues to) hinder the Company in its efforts to raise additional capital.

See Note 10 to the Notes to Unaudited Consolidated Financial Statements, for a discussion, among other things, of the Interim Award, and certain pending (and anticipated) investigations and litigation, the outcome of which, if decided adversely to us (individually or in the aggregate) is likely to result in a default under the Credit Agreement, and materially and adversely affect the Company’s financial condition and liquidity. See Item 1A – Risk Factors of the 2013 10-K, including “There can be no assurance that we will have sufficient liquidity to satisfy our cash obligations when required”, “Inability to maintain compliance with the bank covenants”, “We are currently party to litigation and other matters that have been and continue to be costly to defend and distracting to management, and if decided against us, are likely to have a material adverse effect on our business” and “There is a substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm’s report includes an explanatory paragraph to that effect”. See also Note 5 to Notes to Unaudited Consolidated Financial Statements for conditions precedent contained in our Credit Agreement with respect to the payment of Customs duties or any earnout consideration, and “Summary of Credit Agreement” below for a description of the financial covenants applicable to the Company.

Summary of Credit Agreement

On December 21, 2012, the Company, specified domestic subsidiaries consisting of Kids Line, LLC, Sassy, Inc., LaJobi, Inc., CoCaLo, Inc., I&J Holdco, Inc., and RB Trademark Holdco, LLC (such entities collectively with the Company, the “Borrowers”), executed a Credit Agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as Lender, Administrative Agent and Collateral Agent (the “Agent”), and the other lenders from time to time party thereto (the “Lenders”). The Credit Agreement was amended on April 16, 2013, May 16, 2013, August 13, 2013, November 14, 2013, December 16, 2013, April 8, 2014, and May 14, 2014. The current provisions of the Credit Agreement (as amended) are summarized below, and are described in more detail, along with a description of each of the foregoing amendments (including the reasons therefor), in Note 5 to the Notes to Unaudited Consolidated Financial Statements, which description is incorporated by reference herein. The following discussion is subject to, and is in all cases qualified by, the provisions of the Reservation of Rights Letter described above. See the Recent Developments — “Credit Agreement Amendments” above for a description of certain circumstances which constitute failures of conditions to lending and/or events of default which have not been waived as of the date of filing of this Quarterly Report on Form 10-Q, and the receipt of the Reservation of Rights Letter in connection therewith.

General

Subject to borrowing base limitations described in Note 5 of the Notes to Unaudited Consolidated Financial Statements, the Borrowers may borrow, repay (without premium or penalty) and re-borrow advances under each of the Tranche A Revolver and the Tranche A-1 Revolver until December 21, 2016 (the “Maturity Date”), at which time all outstanding obligations under the Credit Agreement are due and payable (subject to early termination provisions). Substantially all cash, other than cash set aside for the benefit of employees (and certain other exceptions), will be swept and applied to repayment of amounts outstanding under the Credit Agreement. Other than in connection with a permanent reduction of the Tranche A-1 Revolver, repayments shall be first applied to the Tranche A Revolver, and upon repayment of the Tranche A Revolver in full, to the Tranche A-1 Revolver. To the extent the Company has sufficient availability under the Credit Agreement therefor, Duty Amounts and LaJobi Earnout Consideration may be paid either: (i) in accordance with the business plan required to be provided to the Agent for the relevant year, or (ii) otherwise, so long as no default or event of default is continuing or would result therefrom, and availability, both before and after giving effect giving effect to such payment, is at least $10.0 million. The Credit Agreement contains customary representations and warranties, as well as various affirmative and negative covenants, described in Note 5 to the Notes to Unaudited Consolidated Financial Statements. The Credit Agreement also contains customary conditions to lending, including that no default or event of default shall exist, or would result from any proposed extension of credit.

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

At December 31, 2013, we had total borrowings of $55.0 million under the Credit Agreement ($39.3 million under the Tranche A Revolver and $15.7 million under the Tranche A-1 Revolver). At December 31, 2012, we had total borrowings of $57.5 million under the Credit Agreement ($38.8 million under the Tranche A Revolver and $18.7 million under the Tranche A-1 Revolver). At December 31, 2013 and 2012, revolving loan availability was $4.9 million and $11.4 million, respectively.

Interest

Loans under the Credit Agreement currently bear interest at a specified 30-day LIBOR rate (subject to a minimum LIBOR floor of 0.50%), plus a margin of 6.0% per annum with respect to the Tranche A Revolver and a margin of 13.25% per annum with respect to the Tranche A-1 Revolver. Interest is payable monthly in arrears and on the maturity date of the facility. During the continuance of any event of default, existing interest rates may be increased by 3.50% per annum (such default rate is effective as of May 19, 2014). The weighted average interest rates for the outstanding loans under the Credit Agreement as of December 31, 2013 and 2012 were 4.5% with respect to the Tranche A Revolver and 11.75% with respect to the Tranche A-1 Revolver (previously applicable interest rate margins were increased by 2% on each of the Tranche A Revolver and the Tranche A-1 Revolver pursuant to Amendment No. 4).

Financial Covenants

The Company is subject to the following financial covenants (the “New Financial Covenants”):

(a) the Loan Parties may not permit the Collateral Coverage Ratio (defined as the appraised value of eligible inventory, the net orderly liquidation value of eligible intellectual property, and the face amount of eligible receivables, minus reserves and the availability block, to total amounts outstanding under the Credit Agreement) for the trailing 30 day average, to be less than 1.0:1.0. This covenant will be tested monthly, commencing April30, 2014, and as of the last day of each month thereafter. The Company was in compliance with this financial covenant as of April 30, 2014.

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

Prior to the execution of Amendment No. 4, the Company had been subject to the financial covenants set forth in clauses (b) and (c) above for each month commencing in November of 2013. Prior to the execution of the November 2013 amendment to the Credit Agreement, the Company had been subject to a monthly minimum Adjusted EBITDA covenant and a minimum quarterly consolidated Fixed Charge Coverage Ratio. See Note 5 of the Notes to Unaudited Consolidated Financial Statements for a detailed description of: (i) how the Adjusted EBITDA covenant and Fixed Charge Coverage Ratio were defined and calculated; (ii) the requirements of such covenants prior to the execution of the November 2013 amendment to the Credit Agreement; and (iii) the covenant defaults and other circumstances that culminated in the execution of each such amendment, which description is incorporated herein by reference.

Events of Default

The Credit Agreement contains customary events of default (including any failure to remain in compliance with the New Financial Covenants). The consequences of pending events of default, and the receipt of the Reservation of Rights Letter, are described in “Capital Resources, Liquidity Assessment, and Ability to Continue as a Going Concern” above.

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

Security

In order to secure the obligations of the Loan Parties under the Credit Agreement, each Borrower has pledged 100% of the equity interests of its domestic subsidiaries (other than inactive subsidiaries), including a pledge of the capital stock of each Borrower (other than the Company), as well as 65% of the equity interests of specified foreign subsidiaries, to the Agent, and has granted security interests to the Agent in substantially all of its personal property, all pursuant to a Security Agreement, dated as of December 21, 2012, by the Company and the other Borrowers and Loan Parties party thereto from time to time in favor of the Agent, as Collateral Agent. As additional security for Sassy, Inc.’s obligations under the Credit Agreement, Sassy, Inc. had previously granted a mortgage for the benefit of the Agent and the Lenders on the real property located at 2305 Breton Industrial Park Drive, S.E., Kentwood, Michigan, however, this mortgage was released by the Agent upon the consummation of the sale of such property in November of 2012.

Other Events and Circumstances Pertaining to Liquidity

License Breach Notices

The Company received a notice of breach dated April 25, 2014 from Serta, Inc. (“Serta”), with respect to the January 1, 2009 Trademark License Agreement between Serta and LaJobi resulting from LaJobi’s failure to fulfill shipments of certain licensed goods to Serta’s customers due to outstanding subcontractor invoices. The notice requires the breaches to be cured within 30 days from the date of the notice, in the manner specified therein to avoid termination of the license. Further, on May 14, 2014, the Company received a notice of amendment and material breach from The William Carter Company (“Carter’s”) with respect to the January 1, 2011 Amended and Restated License Agreement between Carter’s and Sassy, resulting from a late royalty payment (which was cured prior to receipt of the notice), and breaches arising from the cessation of certain shipping and distribution activities. The Carter’s notice also removes certain trademarks from the list of licensed trademarks under the agreement and certain accounts from the list of approved distribution channels. If either of these agreements is terminated, it is likely to have a material adverse effect on the Company’s financial condition and results of operations, and cause us to become bankrupt or insolvent.

Review of Strategic and Financing Alternatives

As we have previously disclosed, our Board has authorized us to identify and evaluate a broad range of strategic and financing alternatives aimed at enhancing shareholder value, including addressing under-performing product lines, exploring strategic alliances, the sale or merger of the Company or one or more of its subsidiaries, restructuring of the Company’s current debt, recapitalizing, or other possible transactions, alone or in combination. Also see the discussion of the Reservation of Rights Letter above, and the requirement thereunder that the Company immediately retain a financial advisor and investment banker in order to prepare its assets and businesses for sale. During the course of the review process, we will continue our efforts to execute key strategic and operational initiatives previously identified as critical to improving the Company’s overall business and liquidity. The achievement of these objectives and outcome of these initiatives are subject to risks and uncertainties with respect to market conditions and other factors that may cause our actual results, performance or achievements to be materially different from our plans. In addition, there can be no assurance that transactions to monetize assets or other actions to generate liquidity will become available on terms that are acceptable to us, on intended timetables or at all. As a result, we cannot provide assurance that the process will result in an action or transaction or, if it does, that it would occur within any specified period of time or under what terms. Further, our evaluation of potential actions and transactions may cause us to incur substantial costs and divert a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our results of operations and financial condition.

Consolidation Plan and 3PL Agreement

As has been previously disclosed, the Company is implementing a transition to a single third-party logistics company, and the related closure (upon expiration of the applicable lease agreements) of its subsidiaries’ distribution centers in Cranbury, New Jersey; Southgate, California (closed in the first quarter of 2014); and Kentwood, Michigan, and the termination of certain existing 3PL agreements (collectively, the “Consolidation Plan”). Management authorized the Consolidation Plan (including the execution of the 3PL Agreement described below) as of November 13, 2013. The Consolidation Plan is expected to be completed during the third quarter of 2014.

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

Of the $1.5 million to be paid to NFI in start-up costs under the 3PL Agreement, approximately $0.9 million was paid in installments over the course of the fourth quarter of 2013, $0.2 million was paid in installments over the course of the first quarter of 2014, and the remainder is anticipated to be paid during the first half of 2014. In addition to these start-up costs, the Company estimates that it will incur a total of approximately $1.7 million in cash expenditures in connection with the Consolidation Plan, consisting primarily of the following: one-time termination benefits of approximately $600,000; project management costs of approximately $600,000; moving costs of approximately $400,000; and retention bonuses of approximately $100,000. Approximately $1.1 million of the $1.7 million in cash expenditures described above were recognized as an expense in the fourth quarter of 2013, $147,000 was recognized as an expense in the first quarter of 2014, and the remainder is expected to be expensed during the second quarter of 2014. Approximately $600,000 of actual cash expenditures were paid through March 31, 2014, with the remainder anticipated to be paid during the second quarter of 2014.

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

Other

A discussion of, among other things: (i) the Interim Award with respect to the arbitration proceeding initiated by Mr. Bivona with respect to the LaJobi Earnout Consideration and matters pertaining to his employment agreement with the Company, and the required recordation of an approximate $11.7 million liability (with a corresponding offset to goodwill) as of December 31, 2010, and the impairment of all such goodwill as of December 31, 2011; (ii) a “Focused Assessment” of KID’s LaJobi subsidiary, charges recorded in connection therewith (and a settlement submission made with respect thereto), a document and information request made by the USAO, and ongoing discussions with the USAO concerning the potential resolution of these matters with respect to the Company and its LaJobi subsidiary (with respect to which the Company is seeking to negotiate a global resolution with the USAO and U.S. Customs), and an informal SEC investigation with respect to such matters; (iii) the Customs Review (as defined and described in detail in Note 10 to the Notes to Unaudited Consolidated Financial Statements) and related investigation, charges recorded in connection therewith, and settlement submissions made as a result thereof; (iv) a CPSC staff investigation into alleged LaJobi violations of certain reporting requirements; and (v) pending proceedings against the Company can be found in the section captioned “Recent Developments” above or Note 10 of the Notes to Unaudited Consolidated Financial Statements.

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

See Note 8 of the Notes to Unaudited Consolidated Financial Statements for a description of the Company’s customers who account for a significant percentage of the Company’s gross sales (and the volume of business conducted with such customers) during the three months ended March 31, 2014 and 2013, respectively.

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

This Quarterly Report on Form 10-Q does not include a contractual obligations table consistent with the provisions of Item 303(d) of Regulation S-K.

Off Balance Sheet Arrangements

As of March 31, 2014, there have been no material changes in the information provided under the caption “Off Balance Sheet Arrangements” of Item 7 of the 201310-K.

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

Management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates and assumptions are reviewed periodically, and revisions made as determined to be necessary by management except as described in Note 6. Except as described in Note 7, there have been no material changes to the Company’s significant accounting estimates and assumptions or the judgments affecting the application of such estimates and assumptions during the period covered by this report from those described in the Company’s 201310-K.

See Note 2 of Notes to Consolidated Financial Statements of the 2013 10-K for a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.Also see Note 2 of Notes to Unaudited Consolidated Financial Statements herein.

Recently Issued Accounting Standards

See Note 12 of the Notes to Unaudited Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These forward-looking statements include statements that are predictive in nature and depend upon or refer to future events or conditions, and include, but are not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management and assumptions regarding our future performance, operating expenses, working capital needs, liquidity and capital requirements, business trends and competitiveness. Forward-looking statements include, but are not limited to, words such as “believe,” “plan,” “anticipate,” “estimate,” “project”, “may”, “planned”, “potential”, “should”, “will”, “would”, “could”, “might”, “possible”, “contemplate”, “continue”, “expect,” “intend,” “seek” or the negative of or other variations on these and other similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, are also forward-looking statements. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Material risks and uncertainties are set forth under Part I, Item 1A, Risk Factors of the 2013 10-K and subsequent filings with the SEC. Forward-looking statements are also based on economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance. Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK

As of March 31, 2014, there have been no material changes in the Company’s market risks as described in Item 7A of our 201310-K.

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

Under the supervision and with the participation of management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of March 31, 2014. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, because the material weaknesses described in the 2013 10-K have not yet been fully remediated.

As is described in further detail in our 2013 10-K, the following material weaknesses in internal control over financial reporting were identified by management as of December 31, 2013: (i) the Company did not maintain effective controls over financial forecasting, which required a material adjustment to the valuation of its indefinite-lived intangible assets; and (ii) as a result of the aggregation of several deficiencies, including significant deficiencies related to LaJobi’s financial close process, the Company did not maintain an effective control environment at its LaJobi subsidiary. These material weaknesses did not result in any misstatements in the Company’s audited annual financial statements, but did require an adjustment during the 2013 annual audit with respect to the magnitude of impairment of specified indefinite-lived intangible assets to the Company’s preliminary 2013 consolidated financial statements. Due to these material weaknesses in internal control over financial reporting, management concluded in the 2013 10-K that the Company’s disclosure controls and procedures were ineffective as of December 31, 2013.

To address these material weaknesses, the Company is in the process of implementing the following remedial actions:

Evaluation of the Valuation of Indefinite-lived Intangible Assets

•	Increase the level of documentation with respect to the assumptions used in the underlying forecast supporting the annual impairment assessment and increase the level of review performed with respect to the reasonableness of certain key assumptions used in the underlying forecast supporting the impairment analysis

•	Develop additional procedures in financial reporting areas affected by projected financial information to ensure accurate forecasting and adequate sharing of information relevant to the forecast between accounting, sales and operating departments

Internal Control Environment at LaJobi

•	Consolidated the various control and finance processes related to the financial close process at LaJobi with the corporate finance organization under the management of the Executive Director – Finance and Accounting

•	Reinforced the financial close processes and procedures including responsibilities and due dates, including pertaining to the “close-the-books” process, invoicing reports and cut-off controls for shipments and receipts

•	Commenced utilization of a closing checklist to ensure all procedures are performed and appropriate reviews are completed on a timely basis each quarter and year-end period

•	Design and document the compensating corporate finance management review controls that are relied upon to detect material financial misstatements

Management began to implement these remedial steps during the first quarter of 2014 and expects that these steps will be completed and fully tested by June 30, 2014. In accordance with the Company’s internal control compliance program, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. We continue to expect that the remediation of the material weaknesses will be completed prior to the close of the second quarter, however, there can be no assurance that we will successfully remediate the material weaknesses within our anticipated timeframe. As a result, our Certifying Officers have concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

The Company assessed the impact of the material weaknesses on the Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q . Based on management’s additional procedures and assessment, management concluded that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Except as described above in regards to the remediation process, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is set forth in paragraphs (a) through (e) of Note 10 of the Notes to Unaudited Consolidated Financial Statements, which are incorporated herein by reference thereto.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors”, of the Company’s 2013 10-K.

ITEM 5. OTHER INFORMATION

Suspension of LaJobi Wood Furniture Operations

As previously disclosed, as a result of the continued unprofitability of this business over recent periods, and in connection with the Company’s review of strategic and financing alternatives, the Board of Directors of the Company authorized the Company’s management to implement the suspension of LaJobi’s wood furniture operations. Management authorized the suspension as of May 22, 2014, and in connection therewith, terminated on such date (on mutually agreed terms), a related license agreement with Graco Children’s Products, Inc., including an immediate waiver of LaJobi’s obligation to pay additional guaranteed royalties. The suspension is expected to be completed during the third quarter of 2014, by which time the sell-down of remaining inventory under the Graco® license is expected to be complete. LaJobi’s warehouse and corporate office lease expires in July 2014 and will not be renewed. In connection with these actions, the Company currently estimates that it will incur total costs of approximately $0.7 million, consisting primarily of the following: one-time termination benefits of approximately $0.2 million; the and write-off of certain prepaid expenses in the approximate amount of $0.2 million; the write-off of fixed assets in the approximate amount of $0.1 million; and aggregate other expenses in the approximate amount of $0.2 million. The Company anticipates that approximately all of the $0.7 million in cash expenditures described above will be recognized as expenses in the second quarter of 2014, and cash expenditures in connection therewith are expected to be paid in the second and third quarters of 2014.

In addition to the costs described above, the Company anticipates that the suspension of LaJobi’s wood furniture operations will result in the incurrence of certain contract exit and/or termination costs (including with respect to the 3PL agreement with NFI as it pertains to LaJobi). An estimate of the amount or range of amounts of such costs, however, cannot be made at this time.

As described in Note 7 to the Notes to Unaudited Consolidated Financial Statements, LaJobi’s trade names and customer relationships had been determined to be fully impaired as of March 31, 2014, resulting in an aggregate non-cash impairment of approximately $11.8 million to such assets recorded in cost of sales for such period.

ITEM 6. EXHIBITS

Exhibits to this Quarterly Report on Form 10-Q:

10.71	Letter, dated April 3, 2014, between the Company and Jodie Simon Friedman.*

10.72	Waiver and Fifth Amendment to Credit Agreement among Salus Capital Partners, LLC, Kids Brands, Inc., specified domestic subsidiaries thereof, and the lenders party thereto, dated as of May 14, 2014.

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive office required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema Document [1]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[1]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1]

*	Represent management contracts or compensatory plans or arrangements
1	Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2014 and 2013, (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and 2013, and (v) the Notes to Unaudited Consolidated Financial Statements.

Items 2, 3, and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID BRANDS, INC.
(Registrant)

Date: May 22, 2014	By	/s/ Kerry Carr
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.71	Letter, dated April 3, 2014, between the Company and Jodie Simon Friedman.*

10.72	Waiver and Fifth Amendment to Credit Agreement among Salus Capital Partners, LLC, Kids Brands, Inc., specified domestic subsidiaries thereof, and the lenders party thereto, dated as of May 14, 2014.

31.1	Certification of principal executive officer required by Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of principal financial officer required by Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of principal executive officer required by Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer required by Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document[1]

101.SCH	XBRL Taxonomy Extension Schema Document [1]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document[1]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1]

*	Represent management contracts or compensatory plans or arrangements
[1]	Pursuant to Rule 405 of Regulation S-T, includes the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2014 and 2013, (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and 2013, and (v) the Notes to Unaudited Consolidated Financial Statements.